Form 10-Q
period 1995-09-30
FIRST COMMERCIAL BANCORP INC
filed 1995-11-14
CIK 315547

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          / X /  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995
                                       OR

          /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from    to

                          Commission File Number 0-9477

                         FIRST COMMERCIAL BANCORP, INC.
             (Exact Name of registrant as specified in its charter)

              DELAWARE                                    94-2683725
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

            865 Howe Avenue, Suite 310, Sacramento, California, 95825 (Address of principal executive offices, including zip code)

                                 (916) 641-3288
              ( Registrant's telephone number, including area code)

              2450 Venture Oaks Way, Sacramento, California, 95833 (Former name, former address, and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X         NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                         Number of Shares Outstanding
Title of Class                                                at October 31, 1995
--------------                                           ----------------------------
Common Stock $.01 par value                                         4,675,110

                                      INDEX


PART I           FINANCIAL INFORMATION                                                            Page
    Item 1.      Financial Statements:

                 Consolidated Balance Sheets as of September 30, 1995
                    and December 31, 1994

                 Consolidated Statements of Operations for the three and nine months ended September 30, 1995 and 1994

                 Consolidated Statements of Changes in Stockholders'
                    Equity for the nine months ended September 30, 1995

                 Consolidated Statements of Cash Flows for the nine months
                    ended September 30, 1995 and 1994

                 Notes to Consolidated Financial Statements

    Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

PART II          OTHER INFORMATION

    Item 5.      Other Information

    Item 6.      Exhibits and Reports on Form 8-K

Signatures

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         FIRST COMMERCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                         SEPTEMBER 30,           DECEMBER 31,
                                                                             1995                     1994
 (Dollar amounts in thousands)                                             (NOTE 2)
-------------------------------------------------------------------------------------------------------------
 ASSETS
 Cash and due from banks                                                   $   14,305              $   19,059
 Federal funds sold                                                             5,500                  27,200
 Securities purchased under resale agreements                                  37,000                  40,000
                                                                           ----------              ----------

        Total cash and cash equivalents                                        56,805                  86,259

 Interest-bearing deposits with other financial institutions                        -                     299
 Investment securities (Note 3):
    Held-to-maturity (market value of $11,061 in 1995 and $3,815 in 1994)      10,968                   3,963
    Available-for-sale                                                         19,705                  13,727
                                                                           ----------              ----------

        Total investment securities:                                           30,673                  17,690

 Loans, net of unearned income of $170 in 1995 and $243 in 1994                81,919                 130,172
 Allowance for loan losses (Note 4)                                             4,838                   7,437
                                                                           ----------              ----------

        Net loans                                                              77,081                 122,735

 Lease financing, net                                                             991                   1,038
 Premises and equipment, net                                                    2,147                   2,637
 Other real estate                                                              2,054                   5,222
 Interest receivable and other assets                                           3,172                   3,426
                                                                           ----------              ----------

 TOTAL ASSETS                                                              $  172,923              $  239,306
                                                                           ==========              ==========
 LIABILITIES
 DEPOSITS:

    Demand accounts                                                        $   33,162              $   56,483
    Interest-bearing transaction accounts                                      43,376                  68,840
    Savings accounts                                                           17,915                  21,695
    Time accounts                                                              72,786                  86,518
                                                                           ----------              ----------

    Total deposits                                                            167,239                 233,536
 Accrued expenses and other liabilities                                         2,473                   1,415
                                                                           ----------              ----------

     TOTAL LIABILITIES                                                        169,712                 234,951

 STOCKHOLDERS' EQUITY   (NOTE 2)

 Preferred stock: $.01 par value; authorized: 5,000,000
    shares; issued and outstanding: none                                         ---                    ---
 Common stock: 1995 and 1994, $.01 par value, authorized: 1995 and
    1994, 15,000,000 shares, 1995, giving effect to the  transaction described in Note 2, 250,000,000 shares, issued and outstanding:
    1995 and 1994, 4,675,110 shares, 1995, giving effect to the transaction described in
    Note 2, 54,675,000 shares                                                     547                      48
 Additional paid-in capital                                                    31,933                  28,495
 Retained deficit                                                             (29,181)                (22,880)
 Common stock in treasury, at cost: 1995, none; 1994, 100,000 shares              -                      (709)
 Unrealized losses on securities available-for-sale                               (88)                   (599)
                                                                           ----------              ----------

      Total stockholders' equity                                                3,211                   4,355
                                                                           ----------              ----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  172,923              $  239,306
                                                                           ==========              ==========

 The accompanying notes are an integral part of these consolidated statements.

                         FIRST COMMERCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                            FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                            --------------------------    -------------------------
                                                                            SEPT. 30,       SEPT. 30,       SEPT. 30,     SEPT. 30,
(Dollar amounts in thousands)                                                  1995            1994            1995          1994
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans and leases                                         $  2,228       $  3,863       $  7,792       $ 11,726
Interest on Federal funds sold and securities purchased under
   resale agreements                                                               556            532          1,679          1,227
Interest on time deposits with other financial institutions                       --               21           --               87
Interest on investment securities                                                  464            254          1,180            848
                                                                              --------       --------       --------       --------

     Total interest income                                                       3,248          4,670         10,651         13,888
                                                                              --------       --------       --------       --------

INTEREST EXPENSE:
Interest on interest-bearing transaction accounts                                  240            498            850          1,543
Interest on savings accounts                                                       111            149            339            448
Interest on time accounts and other borrowed funds                               1,176            916          3,450          2,242
                                                                              --------       --------       --------       --------

     Total interest expense                                                      1,527          1,563          4,639          4,233
                                                                              --------       --------       --------       --------

NET INTEREST INCOME                                                              1,721          3,107          6,012          9,655
Provision for loan losses                                                          100          1,022          3,345          9,057
                                                                              --------       --------       --------       --------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                                   1,621          2,085          2,667            598
                                                                              --------       --------       --------       --------

Non-interest income                                                                277            617          1,131          1,711
Non-interest expense                                                             2,919          5,406         10,097         14,561
                                                                              --------       --------       --------       --------

LOSS BEFORE INCOME TAXES                                                        (1,021)        (2,704)        (6,299)       (12,252)
Provision for income taxes                                                        --             --                2          1,926
                                                                              --------       --------       --------       --------

NET LOSS                                                                      $ (1,021)      $ (2,704)      $ (6,301)      $(14,178)
                                                                              ========       ========       ========       ========

-----------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA (NOTE 2):

Net loss per share                                                            $  (0.22)      $  (0.58)      $  (1.35)      $  (3.03)

Weighted average shares of common stock outstanding                              4,675          4,675          4,675          4,675

Proforma per share data, giving retroactive effect
to the transactions contemplated pursuant to Stock Purchase
Agreement (Note 2):
   Net loss per share                                                         $  (0.02)      $  (0.58)      $  (0.12)      $  (3.03)

Weighted average shares of common stock outstanding                             54,675          4,675         54,675          4,675


 The accompanying notes are an integral part of these consolidated statements.

                         FIRST COMMERCIAL BANCORP, INC.
                             CONSOLIDATED STATEMENTS
                       OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                 UNREALIZED          TOTAL
                                                            ADDITIONAL              COMMON     GAINS (LOSSES)    STOCKHOLDERS'
                                                  COMMON     PAID-IN    RETAINED   STOCK IN     ON SECURITIES       EQUITY
(DOLLAR AMOUNTS IN THOUSANDS)                      STOCK     CAPITAL     DEFICIT   TREASURY   AVAILABLE-FOR-SALE   (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1994                       $     48   $ 28,495   $(22,880)  $   (709)    $   (599)          $  4,355
Three months ended March 31, 1995:

   Net loss                                           --         --       (1,039)      --           --               (1,039)
   Adjustment to unrealized gains
       (losses) on available-for-
        sale securities (Note 3)                      --         --         --         --            298                298
                                                  --------   --------   --------   --------     --------           --------

BALANCES, MARCH 31, 1995                                48     28,495    (23,919)      (709)        (301)             3,614
Three months ended June 30, 1995:

   Net loss                                           --         --       (4,241)      --           --               (4,241)
   Adjustment to unrealized gains
   (losses) on available-for-sale
   securities (Note 3)                                --         --         --         --            229                229
  Treasury stock retirement                             (1)      (708)      --          709         --                 --
                                                  --------   --------   --------   --------     --------           --------

BALANCES, JUNE 30, 1995                                 47     27,787    (28,160)      --            (72)              (398)
Three months ended September 30, 1995:

   Net loss                                           --         --       (1,021)                   --               (1,021)
   Adjustment to unrealized gains (losses)
   on available-for-sale securities  (Note 3)         --         --         --         --            (16)               (16)
   Issuance of common stock pursuant to
   Stock Purchase Agreement (Note 2)                   500      4,146       --         --           --                4,646
                                                  --------   --------   --------   --------     --------           --------

BALANCES, SEPTEMBER 30, 1995                      $    547   $ 31,933   $(29,181)  $   --       $    (88)          $  3,211
                                                  ========   ========   ========   ========     ========           ========


 The accompanying notes are an integral part of these consolidated statements.

                         FIRST COMMERCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


-------------------------------------------------------------------------------------------------------------------
                                                                                                  NINE MONTHS
                                                                                              ENDED SEPTEMBER 30,
                                                                                              -------------------
 (Dollar amounts in thousands)                                                               1995          1994
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss
   Adjustments to reconcile loss to net cash                                               $  (6,301)     $ (14,178)
      provided by operating activities:
         Depreciation and amortization                                                           576          1,734
         Provision for loan losses                                                             3,345          9,057
         Write-down of other real estate                                                       1,026          1,031
         Fixed asset retirements                                                                 224           --
         Decrease in interest receivable and other assets                                        254          5,743
         Decrease in interest payable                                                            (17)           (52)
         Increase (decrease) in accrued expenses and other liabilities                         1,075           (505)
                                                                                            --------       --------

         Net cash provided by (used in) operating activities                                     182          2,830
                                                                                            --------       --------
Cash flows from investing activities:
   Net decrease in interest-bearing deposits with other
      financial institutions                                                                     299          2,480
   Proceeds from the sale and maturity of investment securities                                2,300         30,989
   Purchase of investment securities                                                         (15,000)        (4,974)
   Net decrease in loans made to customers                                                    41,605         27,009
   Net decrease in deferred loan fees                                                            (73)          (177)
   Purchases of premises and equipment                                                           (82)          (246)
   Net decrease in lease financing                                                                47             47
   Proceeds from sale of other real estate                                                     3,009          3,893
   Payments to complete other real estate                                                        (90)          (617)
                                                                                            --------       --------

         Net cash provided by investing activities                                            32,015         58,404
                                                                                            --------       --------
Cash flows from financing activities:
    Issuance of Common Stock pursuant to Stock Purchase Agreement (Note 2)                     4,646           --
    Net decrease in demand accounts, interest-bearing transaction
      accounts and savings accounts                                                          (52,565)       (67,054)

    Net increase (decrease) in time accounts                                                 (13,732)        12,699
                                                                                            --------       --------

      Net cash used in financing activities                                                  (61,651)       (54,355)
                                                                                            --------       --------

Net decrease in cash and cash equivalents                                                    (29,454)         6,879

Cash and cash equivalents at beginning of period                                              86,259         86,874
                                                                                            --------       --------

Cash and cash equivalents at end of period                                                  $ 56,805       $ 93,753
                                                                                            ========       ========


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                              $  4,622       $  4,285
      Income taxes                                                                          $    -0-       $    -0-

Supplemental Schedule of noncash investing and financing activities:
   Net decrease in other real estate as a result of foreclosure or
      financing, and other related transactions                                             $    777       $  3,227


 The accompanying notes are an integral part of these consolidated statements.

                         FIRST COMMERCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1
--------------------------------------------------------------------------------
BASIS OF PRESENTATION

The accompanying consolidated financial statements of First Commercial Bancorp, Inc. (the "Company") are unaudited and should be read in conjunction with the consolidated financial statements contained in the Company's 1994 Annual Report to Stockholders. In the opinion of management, all adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

The consolidated financial statements include the accounts of the parent company and its sole subsidiary, First Commercial Bank (the "Bank"). As described in
Note 2, at September 30, 1995, the Company owned 1.05% of the outstanding common stock of the Bank, although it had the right to vote all of the Bank stock. Accordingly, the accompanying consolidated financial statements have been prepared as if the Amended and Restated Stock Purchase Agreement (the "Stock Purchase Agreement") described in Note 2 had been approved by the Company's shareholders and transactions contemplated thereby had been consummated on September 30, 1995.

The net loss per share has been computed by dividing the reported net loss for the period by the weighted average shares of common stock outstanding. The pro forma net loss per share has been computed by dividing the reported net loss for the period by the weighted average shares of common stock outstanding giving retroactive effect to the exchange of Company common stock for the shares of Bank preferred stock and Bank common stock held by First Banks, Inc. ("First Banks") as if such exchange had occurred at the beginning of the period presented (see Note 2).

In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114). During October 1994, the FASB issued SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS 118), which amends SFAS 114.

SFAS 114 (as amended by SFAS 118) defines the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms have been modified in troubled debt restructurings (a restructured loan). Specifically, a loan is considered impaired when it is probable a creditor will be unable to collect all principal and interest according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are required to be discounted at the loan's effective rate. Alternatively, impairment can be measured by reference to an observable market price, if one exists, or the fair market value of the collateral for a collateral-dependent loan. Regardless of the measurement method used historically, SFAS 114 requires a creditor to measure impairment based on the fair value of the collateral when the creditor determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement. Because the Company is principally a collateral-based lender and, consequently, has used collateral value to determine such reductions independent of the requirement of SFAS 114. All loans in the Bank's portfolio are reviewed individually and are not included in any homogeneous categories.

SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. Prior to the issuance of SFAS 118, SFAS 114 provided for two alternative income recognition methods to be used to account for changes in the net carrying amount of an impaired loan subsequent to the initial measurement of impairment. Under the first income recognition method, a creditor would accrue interest on the net carrying amount of the impaired loan and report other changes in the net carrying amount of the loan as an adjustment to the provision for possible loan losses. Under the second income recognition method, a creditor would recognize all changes in the net carrying amount of the loan as an adjustment to the provision for possible loan losses. While those income recognition methods are no longer required, SFAS 118 does not preclude a creditor from using either of those methods.

SFAS 114, as amended by SFAS 118, applies to financial statements for fiscal years beginning after December 15, 1994. Accordingly, the Company adopted SFAS 114 on January 1, 1995. The adoption of SFAS 114 and SFAS 118 did not have a material effect on its consolidated financial position or results of operations.

NOTE 2
--------------------------------------------------------------------------------
RECAPITALIZATION

On August 7, 1995, the Company and the Bank entered into the Stock Purchase Agreement with James F. Dierberg, an individual, and First Banks, a Missouri bank holding company, which provides for the recapitalization of the Company and the Bank. Under the terms of the Stock Purchase Agreement, as of June 30, 1995, Mr. Dierberg, who is Chairman, Chief Executive Officer and President of First Banks, acquired 750,000 shares of nonvoting, noncumulative preferred stock of the Bank for $1.5 million. After receiving the necessary regulatory approvals, on August 22, 1995 First Banks acquired the preferred stock from Mr. Dierberg for $1.5 million, and on August 23, 1995, First Banks acquired 116,666,666 shares of common stock of the Bank for $3.5 million. As a result of these transactions, First Banks owned 98.95% of the outstanding common stock and 100% of the outstanding preferred stock of the Bank as of September 30, 1995.

The Stock Purchase Agreement will be submitted for the approval of the shareholders at a special meeting of the Company's shareholders (the "Shareholders' Meeting") to be held in early December 1995. Upon the approval of the Company's shareholders, the Bank preferred stock and the Bank common stock will be exchanged for a total of 50,000,000 shares of Company common stock, resulting in First Banks' ownership of 91.45% of the then outstanding shares of Company common stock. In addition, First Banks has placed $5 million in an escrow account for the purchase of a convertible debenture of the Company (the "Debenture") upon receipt of the approval of the Stock Purchase Agreement by the shareholders. At that time, $4.75 million of the proceeds of the Debenture will be contributed to the capital of the Bank with the remaining $250,000 being retained by the Company for general corporate purposes. The Debenture will bear interest at 12% per year and will be secured by all of the Bank common stock held by the Company. The Debenture matures five years after the Shareholders' Meeting. Interest on the Debenture is payable in the sole discretion of the Company's Board of Directors, upon receipt of any necessary regulatory authorization. The principal and any accrued but unpaid interest thereon are convertible into Company common stock at the option of First Banks at any time prior to maturity at $.10 per share. At maturity, any remaining principal and unpaid interest thereon must be converted into shares of the Company's common stock at $.10 per share.

In order to enable the Bank to meet certain capital requirements of its regulatory orders, on October 31, 1995, First Banks purchased, pursuant to the terms of an Additional Investment Agreement, a convertible debenture of the Company (the "Investment Debenture") for $1.5 million, the proceeds of which were contributed to the Bank. The terms of the Investment Debenture are identical to those of the Debenture described above, and the Investment Debenture is convertible into 15,000,000 shares of Company common stock. In addition, the terms of the Stock Purchase Agreement provide that if the Rights Offering described below has not been concluded prior to December 31, 1995 and the Bank's tangible capital ratio at that date does not equal 7.0%, First Banks has the option to make an additional capital contribution to the Company through the purchase of shares of Company common stock, at a purchase price of the then current book value per share or $.10 per share, whichever is greater. In the event First Banks elects not to make an additional capital infusion into the Company or Bank, as applicable, the Bank will consider other methods of raising capital, including the sale of additional Bank branch offices.

The Stock Purchase Agreement also provides for the Company to distribute shares of Company common stock or cash to stockholders of record as of the record date for the Shareholders' Meeting based on certain future events primarily related to the earnings performance and the adequacy of the allowance for loan losses of the Company during the period from July 1, 1995 to June 30, 1996 and recoveries of certain previously charged-off assets, net of collection expenses and any litigation costs thereafter through October 31, 1998.

Finally, the Agreement provides that the Company shall amend the Company's Stockholders' Rights Plan, adopted by the stockholders of the Company at the 1990 Special Meeting of the Stockholders (the "Rights Plan"), to exempt the transactions contemplated by the Agreement from triggering the operation of the Rights Plan. Further, if the Board of Directors of the Company determines that the Company shall exercise its right of redemption under the Rights Plan then, under certain conditions, First Banks may elect to arrange for the payment of the redemption and the Company shall issue to First Banks shares of Company common stock, on the basis of $.10 per share, in exchange for the aggregate amount of such redemption.

The Bank common stock held by First Banks is subject to the terms of a proxy agreement (the "Proxy") transferring to the Company the right to vote the stock until the earlier of the conclusion of the Shareholders' Meeting or December 31, 1995. If the Company fails to hold the Shareholders' Meeting on or before December 31, 1995, or if the shareholders fail to approve the Stock Purchase Agreement, (1) the Proxy restricting First Banks' voting of the Bank common stock will terminate and First Banks will assume voting control of the Bank, (2) the $5 million currently held in escrow will be invested in additional common stock of the Bank, and (3) the principal and accrued but unpaid interest of the Investment Debenture would become immediately convertible into shares of Bank common stock at the then current book value per share. In that event, the Company would own less than one percent (1%) of the outstanding shares of common stock of the Bank.

Pursuant to the terms of the Stock Purchase Agreement, the Company has the discretion and presently intends to make to its existing stockholders an offering of rights to purchase additional shares of Company common stock and a dividend exchange offer to certain stockholders. The Company is amending its Registration Statement on Form S-1, which was filed on May 31, 1995 with the Securities and Exchange Commission, to reflect the terms of the Stock Purchase Agreement and Additional Investment Agreement, as well as to include current financial and other information. The Registration Statement provides, inter alia, for a rights offering of Company common stock to existing shareholders and an offering in exchange for dividends owed to Company stockholders of record on June 15 or September 14, 1992 (the "Offering"). If it is conducted, the Offering would be intended to raise a maximum of $5 million of additional capital. The Offering price would be the same as the price at which the Company's common stock is purchased by First Banks. The Company cautions that the securities covered by the Registration Statement may not be offered by the Company, nor may offers to buy be accepted by the Company, prior to the time the Registration Statement is declared effective by the Securities and Exchange Commission, and then only by means of a prospectus. The Registration Statement has not been declared effective by the Commission and the contents thereof are subject to amendment.

As a result of the structure and current status of the transactions contemplated by the Stock Purchase Agreement, the Company owned 1.05% of the outstanding common stock of the Bank as of September 30, 1995, although it had the right to vote all of the Bank stock. However, if the Stock Purchase Agreement is approved at the Shareholders' Meeting, the Company will regain its ownership of all of the outstanding stock of the Bank. Consequently, the accompanying Consolidated Financial Statements as of September 30, 1995 have been prepared giving effect to the approval of the Stock Purchase Agreement and the following transactions resulting therefrom: (1) the exchange of 750,000 shares of nonvoting, noncumulative Bank preferred stock held by First Banks for 15,000,000 shares of Company common stock; and (2) the exchange of 116,666,666 shares of Bank common stock held by First Banks for 35,000,000 shares of Company common stock.

If the financial statements of the Company as of September 30, 1995 had been prepared using the equity method of accounting for its 1.05% equity in the Bank, the financial position, results of operation and cash flows would have been those presented for the parent company only, except for the investment in subsidiary and the composition of stockholders' equity. A condensed comparison of the financial statement as of September 30, 1995 presented on the equity basis with that on a consolidated basis, as reported herein, is as follows:

                                                          EQUITY       CONSOLIDATED
 (Dollar amounts in thousands)                             BASIS           BASIS
-----------------------------------------------------------------------------------
Investment in subsidiary, at equity                      $      44       $    --

Total Assets                                             $      66       $ 172,921



Stockholders' Equity

    Preferred stock                                      $    --         $    --

    Common stock                                                47             547

    Additional paid-in capital                              27,787          31,933

    Retained (deficit)                                     (28,738)        (29,181)

    Unrealized losses on securities available-for-sale        --               (88)
                                                         ---------       ---------

Total stockholders' equity                               $    (904)      $   3,211
                                                         =========       =========


NOTE 3
--------------------------------------------------------------------------------
INVESTMENT SECURITIES - HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

The Company classifies its investments in debt and equity securities as "held-to-maturity," "trading securities" or "available-for-sale." Investments classified as "held-to-maturity" are reported at amortized cost, investments classified as "trading" securities are reported at fair value with unrealized gains and losses included in earnings, and investments classified as "available-for-sale" are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. As of September 30, 1995, the Company's assets and equity capital were reduced by $88,000 to reflect unrealized losses on available-for-sale securities.

The estimated market value of investment securities is determined based on current quotations, where available. The amortized cost (book value) and estimated market value of investment securities at September 30, 1995 are as follows:


                                                 GROSS      GROSS
                                  AMORTIZED   UNREALIZED  UNREALIZED   MARKET
 (Dollar amounts in thousands)      COST         GAINS      LOSSES     VALUE      YIELD
-------------------------------------------   ----------  ----------  -------     -----
HELD-TO-MATURITY:
   U.S. TREASURY SECURITIES       $ 7,022        $ 49        $ --      $7,071      6.51%
   U.S. GOVERNMENT AGENCIES         3,946          51           7       3,990      5.32

AVAILABLE-FOR-SALE:
   U.S. TREASURY SECURITIES        11,063          25          20      11,068      5.92
   U.S. GOVERNMENT AGENCIES         8,661          34          58       8,637      6.11
                                  -------        ----         ---     -------
TOTAL INVESTMENT SECURITIES       $30,692        $159        $ 85     $30,766      6.02%
                                  =======        ====        ====     =======


On June 20, 1995, a Federal Home Loan Mortgage Corporation security with a book value of $1,059,000, classified as "available-for-sale" was sold for a gain of approximately $3,000. The Bank did not sell any other securities during the nine-month period ended September 30, 1995, or the year ended December 31, 1994.

The following table shows the amortized cost and estimated market value of investment securities at September 30,1995, by contractual maturity. Maturities of mortgage-backed securities are classified in accordance with contractual repayment schedules. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and estimated market values, by contractual maturity were as follows:

-------------------------------------------------------------------------------------------------------------------
                                             HELD-TO-MATURITY                   AVAILABLE-FOR-SALE
                                           ------------------------------------------------------------------------
                                           AMORTIZED     MARKET                AMORTIZED     MARKET
(Dollar amounts in thousands)                COST        VALUE         YIELD     COST        VALUE          YIELD
-------------------------------------------------------------------------------------------------------------------

MATURING WITHIN ONE YEAR:
   U.S. TREASURY SECURITIES                $ 3,996      $ 4,020         6.48%   $10,025      $10,046         6.10%
   U.S. GOVERNMENT AGENCIES                  2,015        2,008         4.70      4,034        4,061         7.01
                                           -------      -------                 -------      -------

TOTAL MATURING WITHIN ONE YEAR               6,011        6,028         5.88     14,059       14,107         6.36
                                           -------      -------                 -------      -------

MATURING FROM ONE TO FIVE YEARS:
   U.S. TREASURY SECURITIES                  3,026        3,051         6.55      1,038        1,022         4.17
   U.S. GOVERNMENT AGENCIES                  1,931        1,982         5.78      4,628        4,576         5.33
                                           -------      -------                 -------      -------

TOTAL MATURING FROM ONE TO FIVE YEARS        4,957        5,033         6.25      5,666        5,598         5.11
                                           -------      -------                 -------      -------

TOTAL INVESTMENT SECURITIES                $10,968      $11,061         6.05%   $19,725      $19,705         6.00%
                                           =======      =======                 =======      =======

NOTE 4
--------------------------------------------------------------------------------
LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio is summarized as follows:

------------------------------------------------------------------------------
                                             SEPTEMBER 30,       DECEMBER 31,
(Dollar amounts in thousands)                    1995                 1994
------------------------------------------------------------------------------

COMMERCIAL                                     $  37,075           $  69,597
REAL ESTATE CONSTRUCTION                           7,398              16,386
REAL ESTATE SECURED                               33,982              38,439
INSTALLMENT                                        3,634               5,993
                                               ---------           ---------

TOTAL GROSS LOANS                                 82,089             130,415

UNEARNED INCOME                                     (170)               (243)
ALLOWANCE FOR LOAN LOSSES                         (4,838)             (7,437)
                                               ---------           ---------

NET LOANS                                      $  77,081           $ 122,735
                                               =========           =========


CONCENTRATION OF LARGE BORROWERS

The Company's loan portfolio is presently concentrated in twenty-two loans, eleven of which exceed 25% of the Bank's September 30, 1995 capital. Commitments to these borrowers represent $33.5 million or 41% of the Bank's total loan portfolio at September 30, 1995. Outstanding balances to these borrowers at September 30, 1995 were $22.7 million or 28% of the Bank's loan portfolio. Seven of these loans, representing $14.9 million or 18% of the Bank's total loan portfolio, have been classified by the Bank as substandard. One loan in the amount of $638,000 is on nonaccrual status.

At September 30, 1995 the Bank's unsecured lending limit was $1.3 million and its combined secured and unsecured lending limit was $2.2 million. The Bank currently has five loans, representing $10.3 million, which exceed its unsecured lending limit and two loans, representing $9.3 million that exceed the secured and unsecured lending limit. The Company intends to be able to continue to satisfy its larger customer's borrowing needs by participating loan amounts above its lending limit with other banks until such time as the Bank becomes recapitalized. Upon consummation of the transaction described in Note 2, approximately $5.75 million will be added to the Bank's stockholders' equity as of September 30,

1995, after deducting the related expenses. As a result, the Bank's capital is expected to be approximately $9.9 million. Based on this capital level, the Bank's unsecured lending limit would be $2.2 million and the Bank's secured and unsecured lending limit would be $3.7 million. Thereafter, the Bank would have only one loan representing $3.3 million which would exceed its unsecured lending limit, and two loans representing $9.3 million would exceed its secured and unsecured lending limit.

CONCENTRATION OF CLASSIFIED ASSETS

Federal regulations require banks to review their assets on a regular basis and to classify them if any weaknesses are noted. Banks must maintain adequate allowances for assets classified as "Substandard" or "Doubtful" and must immediately write off those assets classified as "Loss." The Bank has a comprehensive process for classifying assets and asset reviews are performed on a periodic basis. In addition to identifying adversely classified assets, the Bank identifies certain assets as "Special Mention," which do not currently expose the Bank to a sufficient degree of risk to warrant a more adverse classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets that do not possess credit deficiencies are not classified and are considered "Pass" loans. The Bank stratifies its loan portfolio based on collateral type concentrations and delinquency trends. The objective of the review process is to identify any trends and determine the levels of loss exposure to the Bank that would require an adjustment to the valuation allowance.

Classified assets include nonperforming loans, other real estate and performing loans that exhibit credit quality weaknesses. The table below outlines the Bank's classified assets as of September 30, 1995:


----------------------------------------------------------
 (Dollar amounts in thousands)
----------------------------------------------------------

 Performing loans                                  $21,029
 Nonperforming loans                                 5,347
 Other real estate                                   2,054
                                                   -------

      Total classified assets                      $28,430
                                                   =======

The Bank has been required by the Orders (as defined in Note 6) to reduce its classified assets based upon the amount of classified loans as of the dates of the 1993 and 1994 examinations. The Bank is in full compliance with the classified loan reductions scheduled in connection with each of these examinations. The classified assets described above are consistent with the classification findings of the FDIC and SBD examiners in connection with the 1995 joint examination and represent 33.8% of the Bank's total loans and ORE. Although the Bank has not as yet been required by the FDIC and SBD to agree upon a classified asset reduction schedule, the Bank, based upon its past experience, believes that it will be able to satisfy such a classified asset
reduction schedule once it is agreed    upon with its regulatory authorities.

The changes to the allowance for loan losses consisted of the following for the nine-month period ended September 30, 1995 and for the year ended December 31, 1994:

--------------------------------------------------------------------------------
                                               SEPTEMBER 30,       DECEMBER 31,
(Dollar amounts in thousands)                      1995               1994
--------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                  $  7,437            $  7,337
CHARGE-OFFS:
   COMMERCIAL                                      4,880               3,712
   REAL ESTATE CONSTRUCTION                          430               5,591
   REAL ESTATE SECURED                               644                 661
   INSTALLMENT                                       281                  59
                                                --------            --------

                                                   6,235              10,023
                                                --------            --------

RECOVERIES:
   COMMERCIAL                                        306                 176
   REAL ESTATE CONSTRUCTION                           --                 125
   REAL ESTATE SECURED                                --                  --
   INSTALLMENT                                        12                  13
                                                --------            --------

                                                     318                 314
                                                --------            --------

NET CHARGE-OFFS ON LOANS                           5,917               9,709

ADDITIONS TO ALLOWANCE CHARGED

   TO OPERATING EXPENSE                            3,345               9,809

REDUCTION IN ALLOWANCE FOR LOAN LOSSES
   TRANSFERRED WITH BRANCH SALE                      (27)               --
                                                --------            --------

BALANCE AT END OF PERIOD                        $  4,838            $  7,437
                                                ========            ========

--------------------------------------------------------------------------------
NET CHARGE-OFFS ON LOANS                            7.26%               5.62%
   TO AVERAGE LOANS

ALLOWANCE FOR LOAN LOSSES TO                        5.89%               5.70%
   TOTAL LOANS OUTSTANDING

The following table provides information with respect to all nonperforming assets:

-------------------------------------------------------------------------------------------
                                                          SEPTEMBER 30,        DECEMBER 31,
 (Dollar amounts in thousands)                                 1995               1994
-------------------------------------------------------------------------------------------

TOTAL LOANS OUTSTANDING                                      $ 82,089           $130,415
                                                             ========           ========


ACCRUAL LOANS PAST DUE NINETY DAYS OR MORE                   $     --           $     22
NONACCRUAL LOANS                                                4,738             11,433
RESTRUCTURED LOANS                                                609                710
                                                             --------           --------

   NONPERFORMING LOANS                                          5,347             12,165

OTHER REAL ESTATE                                               2,054              5,222
                                                             --------           --------

   NONPERFORMING ASSETS                                      $  7,401           $ 17,387
                                                             ========           ========


LOANS PAST DUE 30 TO 89 DAYS                                 $  1,133           $  4,514
                                                             ========           ========



RATIOS:

NONPERFORMING LOANS TO TOTAL LOANS OUTSTANDING                   6.51%              9.33%
ALLOWANCE FOR LOAN LOSSES TO NONPERFORMING LOANS                90.48%             61.13%
NONPERFORMING ASSETS TO LOANS AND OTHER REAL ESTATE              8.80%             12.82%



During the nine months ended September 30, 1995, the Bank's nonperforming loans decreased from $12,165,000 at December 31, 1994 to $5,347,000 at September 30, 1995, or 56.0%. At September 30, 1995, 65% of nonperforming loans were collateralized by real estate. Loans past due 30 days or more and less than 90 days decreased 74.9% from $4,514,000 at December 31, 1994 to $1,133,000 at
September 30, 1995.

A loan is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. When a loan is placed on nonaccrual status, the Bank reverses any accrual and unpaid interest and all payments thereafter are applied to principal until such time as management believes the full repayment of principal and interest is assured. At such time, the loan may be returned to accrual status and payment then applied to principal and/or interest according to the terms of the loan. Interest on impaired loans which are performing is recognized in accordance with the loan documents.

At September 30, 1995, the recorded investment in loans that are considered to be impaired under Statement 114 was $7,349,000. Thirty-five percent (35.32%), or $1,709,000 of the allowance for loan losses at September 30, 1995, has been provided for impaired loans. Impaired loans are reviewed monthly and are assigned asset quality ratings as part of the Company's on-going Asset Quality Plan review. At September 30, 1995, 36%, or $4,738,000 of the impaired loans were on a nonaccrual basis. The average recorded investment in impaired loans for the quarter and nine months ended September 30, 1995, was $6,573,000 and $9,795,000, respectively. The Company uses the cash basis method of income recognition for recording interest income on impaired loans, which are nonperforming.

Other real estate acquired through foreclosure decreased 60.7% from $5,222,000 at December 31, 1994 to $2,054,000 at September 30, 1995. During the first nine months, the Bank sold $5,308,000 which was offset by foreclosures on $3,215,000 of other real estate.

The Bank has three loans totaling $609,000 which are accounted for as "troubled debt restructurings" as defined in Statement of Financial Accounting Standards Number 15. The amount of interest income which has not been recognized with respect to these loans is not material to the consolidated financial statements.

There are no loans made by the Bank to directors, executive officers or any associate of such persons exceeding $60,000 for the nine-month period ended September 30, 1995.

NOTE 5
--------------------------------------------------------------------------------
INCOME TAXES

The Company and the Bank file consolidated federal income tax returns. Because of the structure of the transaction described in Note 2 to the consolidated financial statements, current regulations of the Internal Revenue Service would prohibit the Company from continuing to file a consolidated income tax return with the Bank for the period after August 22, 1995. However, the regulations allow the Commissioner of the Internal Revenue Service to grant waivers of this, if the circumstances warrant.

The Company and the Bank are considering applying to the Commissioner for such a waiver, which, if granted, would allow their continued consolidation for federal income tax purposes until the Stock Purchase Agreement is approved by the shareholders. Thereafter, if First Banks continues to hold at least 80% of the voting stock of the Company, both the Company and the Bank could be included in the consolidated federal income tax return of First Banks.

NOTE 6
--------------------------------------------------------------------------------
REGULATORY AGREEMENTS

For each of the three years ended December 31, 1994 as well as the nine months ended September 30, 1995, the Company and the Bank have incurred substantial losses from operations. These losses were associated primarily with the emphasis which the Bank had placed on real estate based lending and the deterioration of the California economy during that period, particularly as it related to the real estate sector. Because of the magnitude of problem assets which arose and the reduction of the Bank's capital due to the losses, the Company has been operating under the terms of a Memorandum of Understanding with the Federal Reserve Bank of San Francisco (the "MOU"), and the Bank has been operating under the terms of a Cease and Desist Order issued by the Federal Deposit Insurance Corporation, a Final Order issued by the State Banking Department and several Capital Impairment Orders (collectively the "Orders"). The MOU and the Orders have placed significant restrictions on the Company and the Bank including restrictions on the payment of dividends, requirements of specified capital levels and reduction of classified assets.

The Company and the Bank have entered into a Stock Purchase Agreement with First Banks and James F. Dierberg as outlined in Note 2, which provides for a substantial recapitalization of the Company and the Bank upon the approval of the stockholders and, if the stockholders fail to approve the Stock Purchase Agreement, a recapitalization of only the Bank. See REGULATORY AGREEMENTS. In addition, the Company is considering an offering of the Company's common stock to existing stockholders and an exchange offer for dividends owed to certain stockholders. However, the Company has continued to incur losses from operations through September 30, 1995. Consequently, there can be no assurance that (1) the Stock Purchase Agreement will be approved by the Company's stockholders, (2) the Offering will be conducted, or if conducted that it will be successful, (3) the Company will not incur substantial additional losses in the liquidation of its portfolio of problem assets, (4) continued losses will not adversely effect the Company's ability to comply with the requirement of the MOU and the Orders, or
(5) because of any of the preceding, the Company and the Bank may not be required to raise additional capital or have additional regulatory agreements imposed upon them in the future.

NOTE 7
--------------------------------------------------------------------------------
TRANSACTIONS WITH FIRST BANKS

In October, 1995, the Board of Directors of the Bank approved a management services agreement with First Banks and a cost sharing agreement with First Bank & Trust, Santa Ana, California, a wholly owned subsidiary of First Banks. The management fee agreement provides that the Bank will compensate First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review, income tax preparation and assistance, accounting and other management and administrative services. Hourly rates for such services compare favorably with those of similar services from unrelated sources, as well as the internal costs of the Bank personnel which were used previously. It is estimated that the aggregate cost for such services will be more economical than those previously incurred separately by the Bank.

The cost sharing agreement provides a structure for the Bank and First Bank & Trust to share the cost of certain personnel and services which will be used by both banks. This will include the salaries and benefits of certain loan and administrative personnel. Expenses associated with loan origination personnel will be allocated based on the relative loan volume between the banks. Costs of most other personnel will be allocated on an hourly basis. Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost.

It is anticipated that the Bank will also enter into a data processing agreement with FirstServ, Inc., a wholly owned data processing subsidiary of First Banks. Under this agreement, FirstServ, Inc. will provide data processing and item processing to the Bank beginning in December, 1995. The fees for such services will be substantially less than the Bank is incurring in connection with its current data processing or than it would incur with non-affiliated vendors.

The management services agreement, cost sharing agreement and data processing agreement are subject to the review and approval of the Bank's regulatory authorities. As of November 15, 1995, no fees had been charged to the Bank under any of these agreements. See REGULATORY AGREEMENTS.

In addition, the Bank may purchase certain services and supplies from or through First Banks or one of its subsidiaries. This would include insurance policies, office supplies and other commonly used banking products which can be acquired more economically than had previously been possible for the Bank separately. These items are purchased on a cost pass-through basis and the amount of such purchases is not expected to be material to the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the consolidated results of operations of the Company and the Bank for the three and nine month periods ended September 30, 1995 and should be read in conjunction with the Consolidated Financial Statements, and accompanying notes included in Part I, Item 1.

GENERAL

The Company is a registered bank holding company incorporated in Delaware and headquartered in Sacramento, California. Through the Bank, the Company operates seven banking offices in Northern California.

As a result of substantial losses which the Company has incurred for each of the three years ended December 31, 1994 and the nine months ended September 30, 1995, the Company and the Bank have been operating under the terms of an MOU and certain regulatory Orders which have placed significant restrictions on their operations, including restrictions on the payment of dividends, requirements for specified capital levels and reductions of classified assets. The Company and the Bank have not yet been able to achieve full compliance with the requirements of the MOU and the Orders, particularly relative to earnings and the level of capital. See REGULATORY AGREEMENTS.

In response to the MOU and the Orders, and recognizing its continuing losses and declining capital during the nine months ended September 30, 1995, the Company and the Bank have pursued a strategy to: (1) reduce total assets; (2) reduce operating expenses and staffing levels; (3) reduce nonperforming assets while increasing the reserve coverage of nonperforming assets; (4) reduce the portfolio of real estate construction lending; (5) eliminate volatile deposits and close non strategic branch offices; and (6) maintain high levels of liquidity to facilitate asset and deposit dispositions. The effects of the various components of this strategy are apparent throughout the Consolidated Financial Statements.

During the first nine months of 1995, the Company reduced its assets 28% to $172,923,000 and its deposits 28% to $167,239,000 at September 30, 1995. These reductions were accomplished in part by the sale of the Bank's San Diego Branch office in January, 1995 and the closure of the Santa Rosa branch in April of 1995. The liquidity necessary to dispose of these two branches was partially provided by the Company's reduction in its commercial and real estate loan portfolio. For the nine months ended September 30, 1995, the Company's commercial loan portfolio decreased by 47% to $37,075,000 and the real estate loan portfolio decreased by 25% to $41,380,000. For the three months ended September 30, 1995, the Company continued to sustain losses from operations of $(1,021,000), further reducing its capital. However, giving effect to the exchange of Bank preferred and common stock held by First Banks for Company common stock as provided by the Stock Purchase Agreement, assuming approval of the transactions by the stockholders, the Company's total stockholder's equity would increase to $3,211,000 as of September 30, 1995 from a deficit of $(398,000) as of June 30, 1995 (see Note 2 to the Consolidated Financial Statements). At September 30, 1995, the Company's and the Bank's Tier 1 capital leverage ratios to average assets increased to 1.80% and 2.34%, respectively. However, the Company and the Bank continue to be considered "troubled" for all regulatory purposes as of October 31, 1995 and are deemed "critically undercapitalized" and "undercapitalized," respectively, under the prompt corrective action provisions of FDICIA. See CAPITAL ADEQUACY REQUIREMENTS. As of October 31, 1995, the Bank's Tier 1 capital ratio reached 3.16%, as a result of the purchase of a $1.5 million Investment Debenture by First Banks and by the Company's contribution of the $1.5 million to the Bank.

LENDING AND CREDIT MANAGEMENT

Interest and fees earned on the loan portfolio is the primary source of income of the Company. This income was 68.6% and 73.2% of total interest income for the three and nine-month periods ended September 30, 1995, respectively, compared to 82.7% and 84.4% for the same periods in 1994. The reduction in income from loans reflects the overall decrease in the amount of loans outstanding, particularly in the commercial and real estate construction portfolios. Total loans outstanding were $156,468,000 at September 30, 1994, compared with $82,089,000 at September 30, 1995.

This reduction in loan income is critical to the profitability of the Bank. While loans carry with them inherent credit risks, this can be controlled by effective loan underwriting and loan approval procedures, a strong credit administration and risk management system and periodic independent loan reviews. At the same time, loans typically have interest rates and fees which are substantially higher than alternative earning assets, such as investment securities and Federal funds sold. For the three and nine-month periods ended September 30, 1995, the yield on the Bank's loan portfolio was 9.94% and 9.57%, respectively, compared to 5.91% and 5.84%, respectively, on its investment portfolio. Consequently, the shifting of funds out of the loan portfolio and into lower-earning assets has been a significant factor in the reduction of its net interest margin.

As previously discussed, the Company's strategy to address the problems created by its asset quality included the reduction of real estate construction loans outstanding as well as the overall reduction of loans which were classified. Because of this, the focus of the lending staff has been on the collection, strengthening and restructuring of loans considered problems, rather than on the origination of new loans to replace them. This was further compounded in recent months by the resignation of a majority of the Bank's loan officers.

With a substantial recapitalization plan in place, and the continuing reduction in the level of problem assets, management of the Bank has initiated a plan for the renewal of business development efforts in its markets. Critical to those efforts is the restaffing of the lending organization, which the Bank is in the process of accomplishing.

Management of the Bank believes that the return of the Bank to satisfactory condition requires: (1) the replenishment of the depleted capital base; (2) the rapid reduction in the portfolio of problem assets to a more acceptable level;
(3) relief from all or most of the existing regulatory Orders; and (4) the rebuilding of the Bank's loan portfolio by developing new, high quality business. Consequently, these steps to regenerate a quality loan portfolio are an integral part of this process.

SUMMARY OF OPERATIONS

The net loss for the quarter ended September 30, 1995, was $(1,021,000) compared to net loss of $(2,704,000) for the quarter ended September 30, 1994. Net loss per share was $(0.22) for the third quarter in 1995, compared to net loss per share of $(0.58) for the third quarter in 1994. The Company's net loss for the nine months ended September 30, 1995, was $(6,301,000), compared to a net loss of $(14,178,000) for the same period last year. Net loss per share was $(1.35) for the nine months ended September 30, 1995 compared to $(3.03) for the same period in 1994.

The net loss for the quarter ended September 30, 1995 was primarily due to the reduction in interest on loans resulting from the decrease in the amount of loans outstanding, the writedown and other expenses associated with Other Real Estate ("ORE") properties of $400,000 and the write-off of deferred costs of $288,000 associated with portions of the Company's recapitalization plan, which subsequently were revised.

NET INTEREST INCOME

Net interest income is the difference between interest and loan fees earned by the Company on its earning assets and the interest expense paid on its interest-bearing deposits and other borrowed funds. Net interest income, expressed as a percentage of average total earning assets, is referred to as net interest margin.

The Bank's prime rate averaged 8.75% for the quarter, compared to 7.5% for the same quarter last year. Yield on earning assets increased to 8.28% compared to 7.91% for the same period past year. However, rates paid on interest-bearing liabilities increased to 4.45% for the third quarter, compared to 3.30% for the third quarter in 1994. As a result, the Bank's net interest margin was 4.51% compared to 5.27% for the same period last year. In addition to this compression between the interest rates earned on assets and paid on liabilities, the reduction which was occurring in the loan portfolio led to a shifting of funds from loans, which typically carry higher interest rates to investments and Federal Funds sold, which have lower interest rates. Total loans were 49.09% of total deposits as of September 30, 1995, compared with 58.07% as of September 30, 1994.

Net interest income for the quarter ended September 30, 1995, was $1,721,000 compared to $3,107,000, for the same quarter last year, representing a decrease of $1,386,000 or 44.61%. The majority of this decline was due to the reduction in the level of real estate construction, real estate amortizing and commercial loans. For the quarter ended September 30, 1995, average real estate construction loans were $8,636,000, compared to $28,100,000 for the same period last year, a decrease of $19,464,000 or 69.27%. Average real estate amortizing loans were $19,216,000, compared to $22,924,000 for the same period last year, a decrease of $3,708,000 or 16.18%. Average commercial loans were $41,553,000, compared to $96,579,000 for the same period last year, a decrease of $55,026,000 or 56.98%.

Included in real estate construction loans are loans for the construction of nonowner-occupied real estate. These loans averaged $4,858,000 for the quarter ended September 30, 1995, compared to $20,879,000 for the same period last year, a decrease of $16,021,000 or 76.73%. At September 30, 1995, nonowner-occupied real estate construction loans were $4,383,000 compared to $18,278,000 at September 30, 1994, a reduction of $13,895,000 or 76.02%.

Offsetting the decrease in interest income created by the reduction in the volume of loans was the decrease in nonaccrual loans. At September 30, 1995, nonaccrual loans totaled $4,738,000, a decrease of $7,742,000 or 62.04% from the same period last year and a decrease of $6,695,000 or 58.56% from December 31, 1994. Included in nonaccrual loans at September 30, 1995 are 11 real estate secured loans totaling $3,101,000, of which $1,060,000 are single-family residences, $989,000 are single-family lots, $277,000 are land and $775,000 are commercial buildings.

At September 30, 1995, the Bank had ORE totaling $2,054,000 compared to $11,073,000 for the same period last year and $5,222,000 at December 31, 1994. Included in ORE are 17 properties, 3 of which consist of single-family residences with a book value of $395,000 and 14 in the single-family lot category with a book value of $1,659,000. The activity in ORE for the nine months ended September 30, 1995 includes sales of 15 separate properties totaling approximately $5,308,000, which resulted in a net gain of $202,000. During the third quarter of this year, the Bank foreclosed on four properties totaling $1,158,000 which were included in ORE as of September 30, 1995.

Net interest income for the nine months ended September 30, 1995 was $6,012,000 compared to $9,655,000 for the same period last year, a decrease of $3,643,000 or 37.73%, again primarily due to a reduction in the level of real estate and commercial loans. For the nine months ended September 30, 1995, average real estate construction loans were $12,219,000 compared to $33,149,000 for the same period last year, a decrease of $20,930,000 or 63.14%. Average commercial loans were $55,593,000 for the nine months ended September 30, 1995, compared to $100,209,000 for the same period last year, a decrease of $44,616,000 or 44.52%.

The Bank's interest expense increased $406,000 or 9.59% for the nine months ended September 30, 1995 in comparison to the same period last year. This increase is primarily due to a change in the mix of deposits, as well as a general increase in the rates paid on deposits. See "Liquidity" herein.

The Bank's prime rate averaged 8.86% for the nine months ended September 30, 1995, compared to 6.99% for the same period last year. Yield on earning assets increased to 8.17%, compared to 7.46% for the same period last year. However, rates paid on interest-bearing liabilities increased to 4.09% for the nine months ended September 30, 1995, compared to 3.05% for the same period last year. As a result, the Bank's net interest margin was 4.77% compared to 5.31% for the same period last year.

PROVISION FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that management of the Bank considers to be adequate to provide for future losses that reasonably can be anticipated. The allowance for loan losses is increased by charges to the provision for loan losses and reduced by charge-offs net of recoveries on loans previously charged off. Future losses include those that are known, those reasonably anticipated and inherent losses which are probable but not identifiable on a specific loan by loan basis. Although management utilizes its best judgment in providing for possible loan losses and establishing the allowance for loan losses, the allowance is an estimate which is inherently uncertain and depends on the outcome of future events.

It is the policy of the Bank to establish the allowance for loan losses based upon a systematic and documented approach which is consistently applied and regularly monitored. The methodology employed is dynamic and addresses both general and specific allowances for loan losses, encompassing internal factors based upon the individual credit components of the Bank's loan portfolio and external factors based upon economic, political and regulatory factors. Coupled with the internal and external analysis of the Bank's risk assets, the Bank's historical experience, current conditions, and anticipated future developments are integrated into the process of evaluating and calculating the reserve. In addition, the reserve is determined based upon the following factors: the delinquency status of the loan portfolio, inherent risk by type of loan, historical loss trends derived from experience, industry statistical data, recommendations made by the Bank's regulatory authorities and the current economic environment.

Incumbent in establishing the appropriate level of the allowance for loan losses are two components which are vital to the overall credit administration process of the Bank. They are the asset quality rating process and the internal loan review process, which serve to establish an assessment of the general quality of the Bank's loan portfolio. The asset quality rating process occurs on a continuous basis. Credit review procedures are performed on a quarterly basis, with annual and periodic reviews performed by the external auditors and the regulatory authorities, respectively.

During the quarter ended September 30, 1995, the Bank provided $100,000 to its allowance for loan losses as compared to $1,022,000 for the same period in 1994. The provision for loan losses for the nine months ended September 30, 1995 was $3,345,000 as compared to $9,057,000 for the same period in 1994. Of the provisions for 1995, $3,245,000 or ninety-seven percent was made during the quarter ended June 30, 1995. The 1995 second quarter provision was significantly influenced by two events: (1) a provision of $2,166,000 to fully charge-off six loans in the aggregate amount of $4,238,000, net of $2,072,000 previously provided to the allowance for loan losses with respect to those loans and (2) an increase in the allowance for loan losses required for certain substandard loans of $891,000 resulting from an increase in the percentage applied to these loans in calculating the allowance from 7.5% to 15%. Substantially all of the 1995 second quarter provisions to its allowance for loan losses resulted from recommendations made by the Bank's regulatory examiners during the joint FDIC/State Banking Department examination which commenced on May 22, 1995. Of the six loans charged-off during the quarter, one loan charge-off, in the principal amount of $3,010,000, net of $1,500,000 previously provided to the allowance for loan losses for this loan, resulted from a bankruptcy proceeding threatened by the borrower during the second quarter of 1995 and commenced during the third quarter.

Net loan charge-offs for the quarter ended September 30, 1995 were $80,000, compared to $940,000 for the same quarter last year. Net loan charge-offs for the nine months ended September 30, 1995 were $5,917,000, compared to $8,079,000 for the same period last year. The ratio of net charge-offs to average total loans was 0.36% for the third quarter of 1995 and 2.16% for the same period in 1994. The charge-off ratio for the nine months ended September 30, 1995 and 1994 was 7.26% and 5.92%, respectively. At September 30, 1995, the loan loss reserve was $4,838,000, or 5.89% of total loans compared to $8,314,000 or 5.31% of total loans at September 30, 1994. The loan loss reserve as a percentage of nonperforming loans was 90.48%, at September 30, 1995, compared to 61.18% for the same period last year. Additionally, the loan loss reserve as a percentage of nonperforming assets, which includes ORE, was 65.37% at September 30, 1995, compared to 42.77% for the same period last year.

NON-INTEREST INCOME

Non-interest income consists primarily of service charges on deposit accounts and other related fees, merchant discount income, other non-yield related fees and charges, and other income. Total non-interest income decreased $340,000 or 55.11% for the quarter ended September 30, 1995, compared to the same period last year. Service charges on deposit accounts and other related fees decreased $134,000 primarily due to a decrease in deposit accounts. Merchant discount income decreased $5,000 over the same quarter last year due to a decrease in volume of merchant customer activity. VISA card and personal lines of credit annual fee income decreased $11,000 in comparison to same quarter last year because of a decrease in personal lines of credit loans outstanding and due to the termination of the Bank's in-house VISA credit card program during the second quarter of 1995. Mortgage fee income decreased $3,000 in comparison to the same period last year due to the closing of the mortgage loan division effective April, 1994.

Included in other non-interest income for the quarter ended September 30, 1995 are net gains on sales of ORE totaling $33,000. Included in this category for the quarter ended September 30, 1994, are net gains on sales of ORE totaling $24,000 and a partial settlement of a lawsuit in favor of the Company of $198,000.

Non-interest income was $1,131,000 for the nine-months ended September 30, 1995, compared to $1,711,000 for the same period last year, a decrease of $580,000 or 33.90%. Service charges on deposit accounts decreased $356,000 due to a decrease in the number of deposit accounts. Merchant discount income decreased $8,000 due to an decrease in volume of merchant customer activity. VISA card and personal lines of credit annual fee income decreased $27,000, and mortgage fee income decreased $65,000.

Included in other non-interest income for the nine-months ended September 30, 1995 are net gains on sales of ORE totaling $202,000 and recovery of collection expenses on a charged-off loan of $40,000. Included in other non-interest income for the nine-months ended September 30, 1994 are net gains on sales of ORE totaling $171,000 and a partial settlement of a lawsuit for $230,000.

NON-INTEREST EXPENSE

The following table summarizes the significant components of non-interest expense for the quarters ended September 30, 1995 and 1994:

------------------------------------------------------------------------------------------------------
                                                                          DOLLAR           PERCENTAGE
 (Dollar amounts in thousands)           1995             1994            CHANGE             CHANGE
------------------------------------------------------------------------------------------------------

SALARIES AND RELATED BENEFITS          $   984          $ 1,545          $  (561)            (36.31)%
OCCUPANCY                                  305              389              (84)            (21.59)%
EQUIPMENT                                  160              193              (33)            (17.10)%
OTHER                                    1,470            3,279           (1,809)            (55.17)%
                                       -------          -------          -------

     TOTAL                             $ 2,919          $ 5,406          $(2,487)            (46.00)%
                                       =======          =======          =======



Other non-interest expense was $1,470,000 for the quarter ended September 30, 1995, compared to $3,279,000 for the quarter ended September 30, 1994, a decrease of $1,809,000 or 55.17%. This decrease is primarily attributable to a decrease in ORE write downs and other ORE expenses, reflecting a decrease in ORE from $11,073,000 at September 30, 1994 to $2,054,000 at September 30, 1995, a
reduction of $9,019,000 or 81.45%. ORE related expenses for the quarter ended September 30, 1995 consisted of write downs of four properties totaling $145,000 and expenses of $255,000 to acquire, maintain, and complete residential home and lot properties for the quarter ended September 30, 1995, compared to a write down of two properties totaling $788,000 and expenses of $358,000 for the quarter ended September 30, 1994.

In July of 1994, the Company charged-off $992,000 of unamortized deferred costs associated with the 1988 acquisition of the Citizens Banks of Roseville. As a result of this write-off, no acquisition amortization expense was required for the quarter ended September 30, 1995, whereas $1,001,000 was recorded for the same period last year.

Effective September 30, 1994, the Bank discontinued third party vendor payments for all title and escrow deposit accounts. As a result, there were no services provided to title company customers and no title company expense for the third quarter ended September 30, 1995, compared to $164,000 for the same period last year. In addition, there were decreases in insurance expense, FDIC insurance, stationery and supplies, courier expense, telephone expense and operating losses for the quarter ended September 30, 1995 when compared to the same quarter of the prior year.

A substantial portion of the decrease in these expenses resulted from the sale of the Bank's San Diego office and closure of its Santa Rosa branch as well as the Company's continuing efforts to reduce its operating expenses.

Offsetting these decreases in other non-interest expense for the third quarter ended September 30, 1995, were legal expenses of $86,000, management consulting expenses of $123,000, certified public accounting expenses of $63,000, and miscellaneous expenses of $16,000 which related to the write-off of deferred costs in connection with certain portions of the recapitalization of the Company and the Bank, which were subsequently revised. An additional increase of $61,000 in legal expenses resulted from general corporate legal matters and legal costs associated with the reduction and resolution of problem assets.

Salaries and related benefits decreased $561,000 or 36.31%. This decrease is primarily due to a reduction in staff. At September 30, 1995, the Bank has reduced the level of its full-time equivalent employees to 97 from 155 at September 30, 1994. Additional staff reductions were implemented effective October 13, 1995. Anticipated salary savings from this reduction are approximately $47,000 per month. The Bank anticipates further staff reductions upon completion of a scheduled computer conversion in early December which will result in salary savings of approximately $34,000 per month.

Occupancy and equipment expense was $465,000 for the quarter ended September 30, 1995, compared to $582,000 for the same period last year, a decrease of $117,000 or 20.1%. This decrease is primarily due to the selling of the San Diego branch office on January 21, 1995 and the closure of the Santa Rosa branch on April 14, 1995. Additionally, at the end of the third quarter of 1995, the Bank relocated its head office which will result in a monthly reduction in rent expense of approximately $24,000.

The following table summarizes the significant components of non-interest expense for the nine months ended September 30, 1995, and 1994:

-----------------------------------------------------------------------------------------------------
                                                                         DOLLAR            PERCENTAGE
(Dollar amounts in thousands)            1995             1994           CHANGE              CHANGE
-----------------------------------------------------------------------------------------------------
SALARIES AND RELATED BENEFITS          $ 3,196          $ 5,145          $(1,949)            (37.88)%
OCCUPANCY                                1,318            1,089              229              21.03 %
EQUIPMENT                                  483              764             (281)            (36.78)%
OTHER                                    5,100            7,563           (2,463)            (32.57)%
                                       -------          -------          -------

TOTAL                                  $10,097          $14,561          $(4,464)            (30.66)%
                                       =======          =======          =======

Other non-interest expense was $5,100,000 for the nine months ended September 30, 1995, compared to $7,563,000 for the same period last year, a decrease of $2,463,000 or 32.57%. This decrease is primarily attributable to ORE write downs and other expenses of $2,410,000 for the nine months ended September 30, 1995 compared to $3,146,000 for the same period last year, a decrease of $736,000. ORE related expenses for the first nine months of 1995 consisted of write downs on 17 properties totaling $1,273,000 and expenses of $1,137,000 to acquire, maintain, complete and to increase the contingency reserve on residential home and lot properties. For the nine months ended September 30, 1994, the Bank incurred write downs on ten properties totaling $2,434,000 and expenses of $712,000.

There was no acquisition amortization expense related to the acquisition of the Citizens Bank of Roseville required for the nine months ended September 30, 1995, whereas $1,047,000 was recorded for the same period last year.

Other decreases in expenses include a reduction in the cost of services provided to title company customers of $672,000, FDIC insurance of $131,000, telephone expense of $58,000, stationary and supplies of $82,000, travel and business development $65,000, directors fees of $57,000, courier expense of $59,000 and operating losses of $70,000. The operating loss for the nine months ended September 30, 1994 included a portion of the loss deductible under the Bank's Financial Institution Bond for a defalcation perpetrated by a former employee of the Bank.

Offsetting these decreases in other non-interest expense for the nine months ended September 30, 1995, were increases in legal expense of $341,000 primarily relating to the reduction and resolution of problem assets and the write-off of deferred costs in connection with the recapitalization of the Company and the Bank. There were also increases in management consulting expense of $103,000 and certified public accounting expense of $42,000.

Salaries and related benefits decreased $1,949,000 or 37.88%. This decrease is primarily due to a reduction in staff and the sale and closure of branch offices, as noted on the previous page.

Occupancy and equipment expense was $1,801,000 for the nine months ended September 30, 1995, compared to $1,853,000 for the same period last year, a decrease $52,000 or 2.81%. During the second quarter of 1995, the Bank expensed the unamortized balance of leasehold improvements and furniture and equipment relating to one of the Bank's discontinued branch offices of $158,000. The Bank also recorded the remaining rent expense of $182,000 in connection with this discontinued branch, and a nonrecurring rent expense of $40,000 relating to common area maintenance expense on the San Diego branch office. Offsetting these increases to occupancy and equipment were decreases of $182,000 in depreciation expense relating to data processing equipment which became fully depreciated in 1994 and the ongoing costs that were associated with the San Diego and Santa Rosa branch offices.

PROVISION FOR INCOME TAXES

Due to the loss reported for the nine-month period ended September 30, 1995, and the substantial losses reported for the year ended December 31, 1994, the Company concluded that it no longer met the realization standards for its income tax assets as embodied in Statement of Financial Accounting Standards No. 109, and recorded the losses for the quarter and nine-month period ended September 30, 1995 on a pre-tax benefit basis. California State Franchise tax expense of $2,000 was recorded for the nine-month period ended September 30, 1995. This compares to a provision for income taxes of $0 and $1,926,000 for the quarter and nine-month period ended September 30, 1994, respectively.

LIQUIDITY

Liquidity refers to the Company's ability to maintain a cash flow adequate to fund both on and off-balance sheet sources (assets) and meet obligations (liabilities) on a timely and cost-effective basis. Potential significant liquidity requirements include funding of commitments to loan customers and withdrawals from non-interest-bearing demand deposits, as well as meeting the funding requirements created by the Company's decisions to reduce title and escrow company deposits, reduce brokered and other non-core deposits and sell or close two branch offices.

The Company's liquidity ratio is defined as: (1) cash and due from banks net of reserve requirements, Federal funds sold, securities purchased under resale agreements, interest-bearing deposits with other financial institutions and marketable securities, less amounts pledged to secure deposits and for other purposes, divided by (2) total deposits, less deposits secured by marketable securities, and short-term borrowings. Using this definition at September 30, 1995, the Company's liquidity ratio was 51.54%, compared to 40.36% at September 30, 1994. At September 30, 1995, the loan-to-deposit ratio was 49.09%, which compares to 58.07% at September 30, 1994.

The following table highlights the average deposit structure as of September 30, 1995, and September 30, 1994:

------------------------------------------------------------------------------------------------------------------------
                                                                                           DOLLAR             PERCENTAGE
 (Dollar amounts in thousands)                          1995              1994             CHANGE               CHANGE
------------------------------------------------------------------------------------------------------------------------
 DEMAND (EXCLUDING TITLE AND ESCROW ACCOUNTS)          $ 30,968          $ 54,455          $(23,487)             (43.13)%
 CORE TITLE AND ESCROW DEMAND ACCOUNTS (1)                1,062            17,000           (15,938)             (93.75)
 INTEREST BEARING TRANSACTION ACCOUNTS                   43,787            77,302           (33,515)             (43.36)
 SAVINGS ACCOUNTS                                        17,973            24,091            (6,118)             (25.40)
 TIME ACCOUNTS, LESS THAN $100,000                       57,052            44,124            12,928               29.30
                                                      --------          --------          --------

 TOTAL CORE DEPOSIT ACCOUNTS                            150,842           216,972           (66,130)             (30.48)


 EXCESS TITLE AND ESCROW DEMAND ACCOUNTS (1)                 --             3,905            (3,905)            (100.00)
 PUBLIC TIME ACCOUNTS                                        --               339              (339)            (100.00)
 TIME ACCOUNTS, MORE THAN $100,000                       17,953            37,401           (19,448)             (52.00)
                                                       --------          --------          --------

 TOTAL DEPOSIT ACCOUNTS                                $168,795          $258,617          $(89,822)             (34.73)%
                                                       ========          ========          ========



 (1) In accordance with a recommendation of the FDIC, title and escrow company deposits in excess of the Bank's historical minimum level of $17,000,000 were considered volatile and were excluded from core deposits. These excess title and escrow company deposits were invested in liquid assets with one-day maturities in order to assist in managing the Bank's liquidity.

During the second quarter of 1994, the Bank began a program to reduce title and escrow company deposit balances in order to reduce its dependency on volatile liabilities and the related non-interest expenses. Effective September 30, 1994, the Bank discontinued third party vendor payments for all title and escrow deposit accounts. Title and escrow company deposits at September 30, 1995 were $1,148,000 compared to $21,542,000 at September 30, 1994.

The decrease in total deposit accounts was primarily due to the reduction in the asset size of the Bank to compensate for the decline in the Company's capital. As part of this reduction, the Company sold the San Diego branch on January 20, 1995, and closed the Santa Rosa branch on April 14, 1995. Included in the third quarterly averages for 1994 for these two branches were $6,771,000 in demand accounts; $13,567,000 in core title and escrow company accounts; $12,901,000 in interest-bearing transaction accounts; $2,493,000 in savings; $5,486,000 in time accounts less than $100,000; and $2,702,000 in time accounts more than $100,000. The additional decreases in all deposit categories excluding time accounts less than $100,000, was due to a decision to allow deposits to decrease in order to control the interest rates paid on deposits.

The increase in time accounts less than $100,000 is due to a bank-wide calling program which was implemented in mid-February 1995 and which resulted in the origination of approximately $12,000,000 in such new time accounts at a rate of 7% with a term of one year. See "Net Interest Income."

The volatile liability dependency ratio is defined as time accounts greater than $100,000, Federal funds purchased, other short-term borrowings and excess title and escrow company deposits less short-term investments, divided by total earning assets less short-term investments. A positive ratio indicates the extent to which the Bank is funding long-term assets with short-term volatile deposits. At September 30, 1995, the Bank had a negative volatile liability dependency ratio of (48.42%) compared to (12.58)% at September 30, 1994.

    To augment possible short-term liquidity needs, the Bank has a secured borrowing arrangement with the Federal Reserve Bank of San Francisco. At September 30, 1995, the Bank had investment securities in the aggregate principal amount of $17,252,000 and loans totaling $20,140,000 eligible for pledging as collateral. At September 30, 1995, the Bank could borrow up to approximately 75.77% of the value of the pledged assets. This borrowing arrangement was not utilized during the nine-month period ended September 30, 1995, nor during the year ended December 31, 1994.

    Undisbursed loan commitments, which are a factor in managing liquidity, totaled $23,164,000, compared to $41,504,000 at December 31, 1994, and
    $50,240,000 at September 30, 1994. Listed below are these commitments by loan category as of September 30, 1995:

      - Commitments of $12,634,000 are associated with commercial loans, substantially all of which are contingent upon customers maintaining specific credit standards. This represents a 58.08% reduction from the $30,138,000 at September 30, 1994.

      - There were no commitments associated with speculative real construction loans with short-term maturities at September 30, 1995, compared to commitments of $2,644,000 at September 30, 1994.

      - Commitments of $776,000 are associated with owner/builder construction loans. This represents a 71.63% reduction from the $2,735,000 at September 30, 1994.

      - Commitments of $9,754,000 are associated with consumer loan products consisting of equity lines and personal lines of credit. This represents a 33.75% reduction from the $14,723,000 at September 30, 1994.

    These present commitments are expected to be funded through existing liquidity and the repayment of existing loans. Management believes the Bank presently has sufficient funding sources from which to meet its funding requirements for outstanding loan commitments.

    CAPITAL ADEQUACY REQUIREMENTS

    The Company is subject to the Federal Reserve Board's capital guidelines for bank holding companies and the Bank is subject to the FDIC's regulations governing capital adequacy for nonmember banks. The Federal banking agencies have proposed regulations which would impose additional capital requirements on banks based on the interest rate risk inherent in a bank's portfolio.

    The Federal Reserve Board has established risk-based and leverage capital guidelines for bank holding companies which are similar to the FDIC's capital adequacy regulations for nonmember banks. The Federal Reserve Board guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. In addition, the Bank is subject to specific capital requirements imposed by the FDIC and State Banking Department. See REGULATORY AGREEMENTS.

    The Federal Reserve Board capital guidelines for bank holding companies and the FDIC's regulations for nonmember banks set total capital requirements and define capital in terms of "core capital elements," or Tier 1 capital(1) and


    ----------------------------
    (1) Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles. The following items are defined as core capital elements: (i) common stockholders equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

    "supplemental capital elements," or Tier 2 capital(2). The maximum amount of supplemental capital elements which qualify as Tier 2 capital is limited to one-hundred percent (100%) of Tier 1 capital, net of goodwill.

    Both bank holding companies and nonmember banks are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of eight percent (8%), at least one-half of which must be in the form of Tier 1 capital. Risk-based capital ratios are calculated with reference to risk-weighted assets, including both on and off-balance sheet exposures, which are multiplied by certain risk weights assigned by the Federal Reserve Board to those assets.

    PROMPT CORRECTIVE ACTION

    In addition to the minimum regulatory capital requirements set forth above, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") created capital categories for the purpose of determining when supervisory or other corrective action is appropriate. The five capital categories are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

    In order to be well capitalized, an institution must have a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, a leverage capital ratio of 5% or more, and not be subject to any written agreement or order issued by the FDIC. An adequately capitalized institution must have a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a leverage ratio of 4% or more. An undercapitalized institution has a total risk-based capital ratio of less than 8%, or a Tier 1 risk-based capital ratio of less than 4% or a leverage ratio of less than 4%. Significantly undercapitalized means a financial institution with a total risk-based ratio of less than 6%, or a Tier 1 risk-based ratio of less than 3% or a leverage ratio of less than 3%. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%. At September 30, 1995, the Bank was classified as a significantly undercapitalized institution.

    Set forth below are the Company's and the Bank's risk-based and leverage capital ratios as of September 30, 1995. Information provided for the Company gives effect the approval of the Stock Purchase Agreement by the Company's Stockholders as if such approval had occurred on September 30, 1995. Accordingly the following transactions are reflected therein: (1) the exchange of 750,000 shares of nonvoting, noncumulation Bank preferred stock held by First Banks for 15,000,000 shares of Company common stock, and (2) the exchange of 116,666,666 shares of Bank common stock held by First Banks for 35,000,000 shares of Company common stock.


    -------------------------
    (2) Supplementary capital elements include: (i) allowance for loan and lease losses (which cannot exceed 1.25% of an institution's risk weighted assets);
(ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus.

Risk-Based and Leverage Capital Ratios
as of September 30, 1995 (1)


                                              COMPANY                       BANK
---------------------------------------------------------------------------------------
 (DOLLAR AMOUNTS IN THOUSANDS)         AMOUNT         RATIO        AMOUNT         RATIO
---------------------------------------------------------------------------------------
TIER 1 RISK-BASED CAPITAL (2)        $   3,215        3.16 %      $    4,163       4.09 %

TIER 1 CAPITAL MINIMUM REQUIREMENT       4,075        4.00 %           4,075       4.00 %
                                     ---------        ----        ----------       ----

   EXCESS/(DEFICIENCY)               $    (860)      (0.84)%      $       88       0.09 %
                                     =========        ====        ==========       ====

TOTAL RISK-BASED CAPITAL  (3)        $   4,530        4.45 %      $    5,481       5.38 %

TOTAL CAPITAL MINIMUM REQUIREMENT        8,150        8.00 %           8,150       8.00 %
                                     ---------        ----        ----------       ----

   EXCESS/(DEFICIENCY)               $  (3,620)      (3.55)%      $   (2,669)     (2.62)%
                                     =========        ====        ==========       ====

RISK-ADJUSTED ASSETS                 $ 101,879                     $ 101,879
                                     =========                    ==========

LEVERAGE CAPITAL RATIO (4)                            1.80 %                       2.34 %
                                                      ====                         ====

TOTAL AVERAGE ASSETS                 $ 178,133                     $ 178,133
                                     =========                    ==========

(1) As a result of the purchase of a $1.5 Investment Debenture by First Banks and the contribution of the funds to the Bank, the Bank's Tier 1 capital ratio reached 3.16% at October 31, 1995.
(2)   Includes common stockholders' equity.
(3) Includes common stockholders' equity and allowance for loan losses, subject to certain limitations.
(4) Tier 1 capital divided by average assets for the period. Under the current rules, a minimum leverage ratio of 3% is required for institutions which have been determined to be in the highest of five categories used by regulators to rate financial institutions. All other institutions, including the Company and the Bank, are required to maintain leverage ratios of at least 100 to 200 basis points above the 3% minimum. Commencing December 9, 1992, insured institutions such as the Bank must, among other things, maintain a leverage ratio of at least 4% or 5% to be considered "adequately capitalized" or "well capitalized," respectively, under the prompt corrective action provisions of the FDICIA.

Because of its capital position, as determined by the FDIC, the Bank is subject to significant restrictions under Section 38 of the Federal Deposit Insurance Act ("FDIA").

An institution which is undercapitalized, significantly undercapitalized or critically undercapitalized becomes subject to the following mandatory supervisory actions immediately upon notification of its capital category: (1) restrictions on payment of capital distributions, such as dividends; (2) restrictions on payment of management fees to any person having control of the institution; (3) close monitoring by the FDIC of the condition of the institution, compliance with capital restoration plans, restrictions, and requirements imposed under Section 38, and periodic review of the institution's efforts to restore its capital and comply with restrictions; (4) requirement that the institution submit within the time allowed by the FDIC a capital restoration plan, which must include (a) the steps the institution will take to become adequately capitalized, (b) the levels of capital to be attained during each year in which the plan will be in effect, (c) how the institution will comply with restrictions or requirements imposed on its activities, (d) the types and levels of activities in which the institution will engage, and (e) such other information as the FDIC may require; (5) requirement that any company which controls an undercapitalized institution must guarantee, in an amount equal to 5% of the institution's total assets or the amount needed to bring the institution into full capital compliance, that the institution will comply with the capital restoration plan until the institution has been adequately capitalized, on the average, for four consecutive quarters;

(6) restrictions on growth of the institution's total assets so that its average total assets during any calendar quarter do not exceed its average total assets during the preceding calendar quarter unless (a) the FDIC has accepted the institution's capital restoration plan, (b) any increase in total assets is consistent with the capital restoration plan, and (c) the institution's ratio of tangible equity to assets increases during the calendar quarter at a rate sufficient to enable the institution to become adequately capitalized within a reasonable time; and (7) limitations on the institution's ability to make any acquisition, open any new branch offices or engage in any new line of business unless the FDIC has accepted the institution's capital plan and has granted prior approval.

In addition to the above, the FDIC may take any of the actions described below for institutions which fail to submit and implement a capital restoration plan.

Significantly undercapitalized and undercapitalized institutions that fail to submit and implement adequate capital restoration plans are subject to the mandatory provisions set forth above and, in addition, will be required to do or comply with one or more of the following: (1) sell enough additional capital, including voting shares, to bring the institution to an adequately capitalized level or, if one or more grounds exist for appointing a conservator or receiver for the institution, be acquired by or combined with another insured depository institution; (2) restrict transactions with affiliates; (3) restrict interest rates paid on deposits to the prevailing rates in the region where the institution is located as determined by the FDIC; (4) restrict asset growth or reduce total assets more stringently than described above; (5) terminate, reduce or alter any activity (including any activity conducted by a subsidiary of the institution) determined by the FDIC to pose an excessive risk to the institution; (6) hold a new election for the institution's board of directors;
(7) dismiss directors or senior officers and/or employ new officers, subject to agency approval; (8) cease accepting deposits from correspondent depository institutions, including renewals and rollovers of prior deposits; (9) divest or liquidate any subsidiary that is in danger of becoming insolvent and poses a significant risk to the institution or that is likely to cause significant dissipation of the institution's assets or earnings; or (10) take any other action that the FDIC determines to be appropriate.

Significantly undercapitalized institutions are also prohibited from paying any bonus or raise to a senior executive officer without prior FDIC approval. No such approval will be granted to an institution which is required but has failed to submit an acceptable capital restoration plan. Further, the FDIC may impose one or more of the restrictions applicable to critically undercapitalized institutions set forth below.

In addition to all of the restrictions set forth above, a critically undercapitalized institution must be placed in conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the FDIC determines that other action would better achieve the purposes of the FDIA.

A determination of alternate action by the FDIC is effective for only 90 days, after which period the FDIC must reexamine whether to appoint a conservator or receiver for the Bank. Such determination must thereafter be renewed by the FDIC at the end of each 90-day period. Notwithstanding the FDIC's periodic redetermination of the effectiveness of the alternative actions it has ordered, if the Bank is critically undercapitalized on average during the calendar quarter beginning 270 days after the Bank became critically undercapitalized, the FDIC is required by FDICIA to appoint a receiver for the Bank unless the FDIC finds that: (a) the Bank has positive net worth; (b) the Bank has been in substantial compliance with its Capital Plan, as approved by the FDIC; (c) the Bank is profitable or has an upward trend in earnings which the FDIC projects is sustainable; and (d) the Bank is reducing the ratio of non-performing loans to total loans. In addition, both the FDIC and the Chairman of the Board of the Bank must certify that the Bank is viable and not expected to fail.

A critically undercapitalized institution also is prohibited from taking a number of actions without FDIC prior written approval, including entering into any material transaction other than in the usual course of business, making payments on subordinated debt, financing a highly leveraged transaction, adopting charter or by-law amendments, materially changing accounting methods, engaging in any covered transaction as defined in the Federal Reserve Act, paying excessive compensation or bonuses, and paying interest on new or renewed liabilities at a rate that would increase the institution's weighted average cost of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution's normal market areas. The FDIC, in its discretion, may restrict even further the activities of a critically undercapitalized institution.

As of July 30, 1995, the Bank was notified that it was critically undercapitalized and that the Bank would have been placed in receivership on October 30, 1995, unless the Bank's Tier 1 capital ratio increased above 2% or a determination was made that a different action was more appropriate. As previously noted, as of October 31, 1995, the Bank's Tier 1 capital ratio was approximately 3.16%. Thus, its classification has been upgraded to "undercapitalized." If the Company's stockholders approve the Stock Purchase Agreement, First Banks will purchase an additional $5 million convertible Debenture, $4.75 million of which will be provided to the Bank as additional capital. Giving effect to this as if the Stock Purchase Agreement were approved and the transactions contemplated thereby consummated, as of October 31, 1995, the Bank's Tier 1 capital ratio would be increased to approximately 5.92%

REGULATORY AGREEMENTS

FDIC AND STATE BANKING DEPARTMENT REGULATORY ORDERS

As a result of an examination of the Bank by the FDIC and the State Banking Department ("SBD") which was concluded during the second quarter of 1993, the Bank consented to enter into an amended Cease and Desist Order with the FDIC on July 27, 1993 (the "FDIC Cease and Desist Order"). Similarly, the Bank consented on July 6, 1993, to the entrance of a Final Order under Financial Code Section 1913 with the SBD, which was amended on March 30, 1995, (the 'SBD Final Order") (collectively, the "Orders"). The Orders remain in effect.

During the second quarter of 1995, the FDIC and SBD conducted a joint examination of the Bank which was commenced on May 22, 1995. All recommendations from the examiners with respect to loan and other asset write-offs, including recommended provisions to the Bank's loan loss reserves, were complied with as of June 30, 1995.

Pursuant to the Orders, the Bank is required to: (a) maintain management acceptable to the SBD and FDIC; (b) notify the SBD in writing prior to adding any individual to its Board of Directors; (c) charge off assets classified loss noted in the ROE of the Bank as of March 25, 1994; (d) reduce assets classified substandard in accordance with a prescribed schedule; (e) reduce the amount of assets listed for attention in the ROE within a certain time frame; (f) within 30 days, develop and adopt and thereafter implement a profit plan and month-by-month budget; (g) within 30 days, adopt and thereafter implement a strategic plan to return the bank to a profitable condition, in a form acceptable to the SBD and FDIC; (h) not later than September 30, 1995, increase tangible shareholders' equity to not less than 6.5% of tangible assets and increase such ratio to 7.0% by December 31, 1995 and maintain such 7% ratio during the life of the Orders; (i) make no distributions to any shareholder without the prior written consent of the SBD; (j) immediately comply with all laws and regulations and correct or eliminate within 30 days any apparent violations noted in the ROE; and (k) establish a committee to assure compliance with the SBD Amended Final Order. All of the items in the Orders have been complied with timely, except as discussed herein.

With respect to acceptable management, as of June 1, 1994, James E. Culleton, the Executive Vice President of the Company and Executive Vice President and Chief Operating Officer of the Bank, was named as Interim President of the Company and the Bank until a permanent President and Chief Executive Officer could be employed. Applications have been approved by the SBD and FDIC for Mr. Culleton to serve as the permanent President and Chief Operating Officer of the Bank, and Donald W. Williams has been appointed Chief Executive Officer of the Bank. An application also will be filed with the Reserve Bank for approval of Mr. Williams to serve as President and Chief Executive Officer of the Company. The requisite applications have been filed with the FDIC and the SBD to obtain the necessary approvals for Terrance McCarthy to be appointed as Senior Vice President and Chief Credit Officer of the Bank.

Pursuant to the Orders, the Bank agreed to maintain adjusted Tier 1 capital equal to or exceeding 6.5% of the Bank's total assets. Furthermore, the Bank is required to maintain tangible shareholders' equity plus mandatorily convertible subordinated debt equal to not less than 6.5% of total tangible assets, and a minimum tangible shareholders' equity plus mandatorily convertible subordinated debt of $12,300,000. The SBD Final Order requires the ratio of shareholders' equity to tangible assets to increase to 7% at December 31, 1995.

In response to its capital deficiency, the Bank submitted to the FDIC on August 23, 1994 its Capital Restoration Plan (the "Capital Plan") which was amended on November 22, 1994, and approved by the FDIC on January 30, 1995. One of the components of the Capital Plan consists of a decrease in the Bank's asset size. On January 21, 1995, the Bank consummated the sale of its San Diego branch office to the Bank of Commerce, and on April 14, 1995, the Bank's Santa Rosa branch office was closed. On August 31, 1995, the Company moved its corporate headquarters to the branch office of the Bank located at 865 Howe Avenue, Sacramento, California, thus decreasing overhead by $24,000 per month.

As a result of the losses occurring during the year ended December 31, 1994 and for the nine-month period ended September 30, 1995, the Bank is not in compliance with its mandatory capital ratios. As of September 30, 1995, the Bank's adjusted Tier 1 capital ratio was 2.34%, and the Bank's tangible shareholders' equity plus mandatorily convertible subordinated debt was 2.36% of total tangible assets. At that date, the Bank's tangible shareholders' equity was $4,162,717, which includes the conversion of a $2,400,000 mandatorily convertible subordinated note and the contribution of $1,402,000 of capital from the Company. As of October 31, 1995, the Bank's tangible shareholders' equity was $5,436,000 and its Tier 1 capital ratio was approximately 3.16%.

The Bank received a letter dated July 25, 1995, as amended on August 9, 1995, from the Superintendent of the SBD setting forth revised time frames for the Bank to increase its capital levels. Under the terms of such letter, the Bank must, (i) before August 25, 1995, increase its tangible shareholders' equity to at least $5,160,000 and approximately 3% of the Bank's total tangible assets and, (ii) on or before October 31, 1995, increase its tangible shareholders' equity to at least $11,180,000 or approximately 6.5% of the Bank's total tangible assets, including the increase called for by the First Installment. The SBD decreased the October 31, 1995 6.5% requirement to 3.0% as a result of First Banks' agreement to purchase a $1,500,000 Investment Debenture from the Company, and the contribution of those funds to the Bank.

Another component of the Capital Plan is the raising of capital. In addition to the $11.5 million recapitalization of the Company and the Bank by First Banks (described above), the Company presently intends to conduct the Offering to raise additional capital, which Offering shall not exceed $5.0 million pursuant to the terms of the Stock Purchase Agreement. The Company also is considering conducting a Dividend Exchange Offer for approximately an additional $1.0 million. In the event the Bank's Tier 1 capital ratio does not reach 7.0% at December 31, 1995, the Stock Purchase Agreement provides that First Banks may purchase shares of Company and/or Bank Common Stock sufficient to meet this requirement. If First Banks chooses not to purchase such Company or Bank shares, the Bank will consider other methods of raising capital, including the sale of Bank assets, in order to reach the required capital requirements.

The Bank continues to be designated as a problem bank and is considered "troubled" for all regulatory purposes. Accordingly, the Bank is required to provide prior notice to the FDIC of the employment of any senior officer or appointment of a director. Due to the Bank's current regulatory capital ratios, the Bank is prohibited from accepting funds obtained directly or indirectly through a deposit broker. In addition, the Bank cannot provide pass-through deposit insurance to employee benefit plan deposits so long as it is ineligible to accept brokered deposits.

Failure to comply with the terms of the Orders could result in various regulatory actions against the Bank, including recapitalization, merger, and/or acquisition of the Bank.

STATE CAPITAL IMPAIRMENT ORDERS

The California Financial Code (the "Financial Code") requires the Superintendent to order any bank whose contributed capital is impaired to correct such impairment within 60 days of the date of the Order. Under Section 134(b) of the Financial Code, the "contributed capital" of a bank, defined as all shareholders' equity other than retained earnings, is deemed to be impaired whenever such bank has deficit retained earnings in an amount exceeding 40% of such contributed capital. The Bank received notices from the SBD dated August 3, 1994, November 3, 1994, February 17, March 13, May 15, 1995, and August 7, 1995 that its contributed capital is impaired (the "Capital Impairment Orders"). As of September 30, 1995, the Bank had contributed capital of $24.23 million and deficit-retained earnings of approximately $20.07 million, or approximately 83% of contributed capital, within the meaning of Section 134(b) of the Financial Code. Thus, under Section 134(b) of the Financial Code, the Bank's contributed capital was impaired as of that date in the approximate amount of $10.38 million. The Bank has not complied with the Capital Impairment Orders.

Under Section 662 of the Financial Code, the Superintendent has the authority, in his or her discretion, to take certain appropriate regulatory action with respect to a bank having impaired contributed capital, including possible seizure of such bank's assets. A bank that has deficit retained earnings may, subject to the approval of its shareholders and of the Superintendent, readjust its accounts in a quasi-reorganization, which may include eliminating its deficit retained earnings, under Section 663 of the Financial Code. However, a bank that is not able to effect such a quasi-reorganization or otherwise to correct an impairment of its contributed capital within 60 days of an order to do so from the Superintendent must levy and collect an assessment on its common shares pursuant to Section 423 of the California Corporations Code.

The shareholders of the Bank (not the Company's stockholders) will receive any notices of assessment issued by the Bank. THE BANK IS IN VIOLATION OF THIS CALIFORNIA LAW REQUIRING IT TO ASSESS THE SHARES OF THE BANK IN ORDER TO CORRECT THE IMPAIRMENT OF THE BANK'S CAPITAL. AS LONG AS THE BANK'S CONTRIBUTED CAPITAL IS IMPAIRED AS DEFINED UNDER CALIFORNIA LAW, THE SUPERINTENDENT IS AUTHORIZED TO TAKE POSSESSION OF THE PROPERTY AND BUSINESS OF THE BANK, TO CLOSE THE BANK OR TO ORDER THE BANK TO COMPLY WITH THE LEGAL REQUIREMENT TO LEVY AN ASSESSMENT ON THE OUTSTANDING SHARES OF BANK COMMON STOCK SUFFICIENT TO CORRECT THE IMPAIRMENT. THE COMPANY, A STOCKHOLDER OF THE BANK, DOES NOT HAVE THE FUNDS TO SATISFY SUCH AN ASSESSMENT.

The Bank's capital impairment may be corrected through earnings, by raising additional capital or by a quasi-reorganization, subject to the approval of the SBD. In a quasi-reorganization, the Bank's deficit retained earnings would be reduced or eliminated by a corresponding reduction in the Bank's contributed capital. As of September 30, 1995, the Bank would have been required to raise $25,943,000 in new capital (inclusive of any proceeds from the offering) in order to correct its impaired contributed capital (because the ratio of deficit retained earnings to contributed capital may not exceed 40%, $2.50 of new capital must be raised for every dollar of impairment).

It is the policy of the Superintendent not to grant a quasi-reorganization unless a bank can establish that (a) it has adequate capital, (b) the problems that created past losses and the impairment of capital have been corrected, and
(c) it is currently operating on a profitable basis and will continue to do so in the future.

Management also believes that, because it is anticipated that the Bank would have high leverage and risk-based capital ratios after First Banks' investment in the Company and/or the Bank, it is unlikely that the Superintendent would seek to take action solely on the basis of impaired capital under the Section 134 definition. There can be no assurance, however, that other circumstances, such as insufficient liquidity, operating losses, or other issues, could not arise that would provide incentives to the Superintendent to utilize the powers granted by Section 134.

No assurance can be given that the Bank's capital condition will not deteriorate further as a result of future operating losses prior to curing its capital impairment. In addition, because a quasi-reorganization requires that the Bank reduce its assets and liabilities to market value at the time of the reorganization, the Bank's capital could be further reduced from its present level as a result of such a reduction in the market value of the Bank's assets over its liabilities. Finally, there can be no assurance that, following a correction of the Bank's capital impairment (whether through earnings, an infusion of sufficient capital or a quasi-reorganization), the Bank's capital position will not continue to erode through future operating losses.

FEDERAL RESERVE BANK MEMORANDUM OF UNDERSTANDING

On October 17, 1994, the Company entered into a Memorandum of Understanding ("Memorandum") with the Federal Reserve Bank of San Francisco (the "Reserve Bank"). Under the terms of the Memorandum, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and may not take dividends from the Bank without providing prior written notice to the Reserve Bank; the Company must submit to the Reserve Bank a written plan to improve and maintain an adequate capital position at the Company and the Bank; and the Company must take reasonable actions to employ a full-time president for the Company and the Bank. Further, the Memorandum sets forth restrictions on certain transactions between the Bank and the Company, directs the Company to prepare and submit to the Reserve Bank certain policies and procedures and financial information, and requires the Company to provide prior notice to the Reserve Bank of any new, or the renewal or modification of any existing, employment, service or severance contracts with any executive officer. Within 45 days of the end of each calendar quarter, the Company must submit to the Reserve Bank a written progress report regarding the Company's compliance with the terms of the Memorandum.

On August 23, 1994, the Company submitted to the Reserve Bank its Capital Restoration Plan setting forth the Company's plans for improving and maintaining an adequate capital position at the Company and the Bank. The Capital Restoration Plan was updated on November 23, 1994.

1995 REGULATORY EXAMINATION

In connection with the joint examination of the Bank by the FDIC and the SBD which commenced on May 22, 1995, the Bank was generally criticized by the regulatory authorities for lack of a permanent Chief Executive Officer, excessive loan losses, poor quality assets, large provisions for loan losses, write-downs of other real estate, apparent violations of law, and inadequate capital. Although the FDIC and the SBD believed the loan loss reserve was underfunded as of May 22, 1995, the Bank, through its provision to loan loss reserves for the second quarter of 1995 was in full compliance with all recommended write-offs and write-downs, including an adequate loan loss reserve as of June 30, 1995.

In addition, the FDIC has criticized the Bank for, in the FDIC's opinion, not filing accurate Call Reports for December 1994 and March 1995. The SBD examiners did not concur with the FDIC's opinion that these Call Reports required restatement. The FDIC's criticism relates to two loans which were written-off by the Bank during the second quarter of 1995, which the FDIC claims should have been written off as of December 31, 1994. Following a review of these loans and after consultation with the Company's independent public accountants, the Board of Directors and management of the Bank do not agree that these loans should have been written off at December 31, 1994, based upon all relevant information available to them at December 31, 1994. Accordingly, the Company has determined that it is not required to restate GAAP financial statements as filed in its Annual Report on Form 10-K for the fiscal year 1994 nor its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, even if the Company restates its December 1994 and March 1995 FDIC Call Reports to prevent further criticism by the FDIC.

COMPLIANCE WITH ORDERS AND MEMORANDUM

As of September 30, 1995, the Company and the Bank believe they are in substantial compliance with the FDIC Cease and Desist Order and the SBD Final Order except for reaching the 6.5% Tier 1 capital requirements of the Orders, and, with respect to the FDIC's criticism concerning restating the Bank's December 1994 and March 1995 Call Reports. In addition, based upon the contemplated approval by the Reserve Bank of Mr. Williams as the Company's President and Chief Executive Officer, the Company believes it will be in substantial compliance with the Memorandum.

Full compliance with the capital requirements of the Company's MOU, the 6.5% Tier 1 capital requirement of the Orders, as well as compliance with the 7% Tier 1 capital requirements of the SBD Final Order is anticipated following the approval of the Company's Stock Purchase Agreement by the Company's stockholders and the completion of First Bank's capital investments, as provided for therein, and through a combination of the Company's proposed stockholder rights offering, further capital investments by First Banks or the reduction of assets through the sale of additional Bank branch offices. The Bank, as yet, has not made a final decision whether to restate its FDIC call reports for December 1994 and March 1995.

Methods for the Bank's compliance with the Capital Impairment Orders are described above in "State Capital Impairment Orders".

PART II:  OTHER INFORMATION

ITEM 6 -      Exhibits and Reports on Form 8-K

                                                                                    Page
                                                                                    ----
   10(a)      Additional Investment Agreement
              dated October 31, 1995
                                                                                    ----
   10(b)      Investment Debenture Agreement
              dated  October 31, 1995
                                                                                    ----
   10(c)      Stock Pledge Agreement
              dated  October 31, 1995
                                                                                    ----
   10(d)      Lease between Northrup-Howe Tower Group
              and First Commercial Bank dated  June 14, 1995
                                                                                    ----
   10(e)      Severance Agreement and General Release
              between Dennis F. Ceklovsky, First Commercial
              Bancorp, Inc. and First Commercial Bank
                                                                                    ----
   10(f)      Amendment No. 1 to Employment Agreement
              by and between Anne H. Long, First Commercial
              Bancorp, Inc. and First Commercial Bank
                                                                                    ----
   10(g)      Management Services Agreement by and between
              First Commercial Bank and First Banks, Inc.
                                                                                    ----
   10(h)      Cost Sharing Agreement by and between First
              Bank & Trust, First Commercial Bank and
              First Commercial Bancorp, Inc.

   27         Financial Data Schedule                                               ----

Possible Other Items:

   Item 5.    Other Information


CHANGES IN DIRECTORS AND MANAGEMENT

On October 24, 1995, the Board of Directors of First Commercial Bank elected Donald W. Williams as Chief Executive Officer of First Commercial Bank.

On August 24, 1995, the Bank submitted an application to the FDIC and the State Banking Department for approval of James E. Culleton, Interim President of the Bank, as President and Director of First Commercial Bank. Both agencies have responded with a notice of nondisapproval.

Mr. Dennis F. Ceklovsky, Executive Vice President and Chief Credit Officer has resigned effective October 31, 1995. To replace Mr. Ceklovsky, the Board has retained the services of Mr. Terrance McCarthy to become the Senior Vice

President and Chief Credit Officer upon the receipt of the necessary regulatory approvals. Mr. McCarthy is Senior Vice President and Chief Credit Officer of First Bank & Trust, Santa Ana, California, a wholly-owned subsidiary of First Banks. The requisite applications with respect to Mr. McCarthy have been submitted to the FDIC and State Banking Department. Assisting Mr. McCarthy will be Mr. Norman Boyer, who will be responsible for administration and disposition of problem assets. Mr. McCarthy and Mr. Boyer have been working together in similar positions at Queen City Bank, N.A., Long Beach, California for the last twelve months.

Effective August 29, 1995, Manuel Barandas, Harry Curry and Earl Nichols resigned as directors of First Commercial Bank and First Commercial Bancorp.

On August 29, 1995, the Board of Directors of First Commercial Bancorp, Inc. and First Commercial Bank elected Michael P. Morris to serve as a member of the Board of Directors of First Commercial Bancorp, Inc. and First Commercial Bank.

On September 26, 1995, the Board of Directors of the Bank elected Allen H. Blake, James F. Dierberg and Donald W. Williams as Directors of the Bank.

On September 22, 1995, First Banks submitted an application to the Federal Reserve Bank of St. Louis for approval of Allen H. Blake, James F. Dierberg and Donald W. Williams as directors of First Commercial Bancorp, Inc. On October 23, 1995, the Federal Reserve Bank responded with a no objection letter.

No reports on Form 8-K were filed with the SEC during the quarter ended September 30, 1995.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FIRST COMMERCIAL BANCORP, INC.
                                   Registrant

DATE:                       / s / James E. Culleton
      --------              -----------------------------
                            JAMES E. CULLETON
                            Interim President


DATE:                       /s/ Anne Heck Long
      --------              -----------------------------
                            ANNE HECK LONG
                            (Principal Financial and Accounting Officer)
                            Executive Vice President and Chief Financial Officer

 Exhibit         Exhibit Description
   No.

Ex -  10(a)      Additional Investment Agreement
                 dated October 31, 1995

Ex -  10(b)      Investment Debenture Agreement
                 dated  October 31, 1995

Ex -  10(c)      Stock Pledge Agreement
                 dated  October 31, 1995

Ex -  10(d)      Lease between Northrup-Howe Tower Group
                 and First Commercial Bank dated  June 14, 1995

Ex -  10(e)      Severance Agreement and General Release
                 between Dennis F. Ceklovsky, First Commercial
                 Bancorp, Inc. and First Commercial Bank

Ex -  10(f)      Amendment No. 1 to Employment Agreement
                 by and between Anne H. Long, First Commercial
                 Bancorp, Inc. and First Commercial Bank

Ex -  10(g)      Management Services Agreement by and between
                 First Commercial Bank and First Banks, Inc.

Ex -  10(h)      Cost Sharing Agreement by and between First
                 Bank & Trust, First Commercial Bank and
                 First Commercial Bancorp, Inc.

Ex -  27         Financial Data Schedule
