Form 10-Q/A
period 1995-09-30
FIRST COMMERCIAL BANCORP INC
filed 1995-11-17
CIK 315547

                                 FORM 10-Q/A

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

    Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

PART II          OTHER INFORMATION

    Item 5.      Other Information

    Item 6.      Exhibits and Reports on Form 8-K

Signatures

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         FIRST COMMERCIAL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                         SEPTEMBER 30,           DECEMBER 31,
 (Dollar amounts in thousands)                                               1995                     1994
 -------------------------------------------------------------------------------------------------------------
 ASSETS
 Cash and due from banks                                                   $   14,305              $   19,059
 Federal funds sold                                                             5,500                  27,200
 Securities purchased under resale agreements                                  37,000                  40,000
                                                                           ----------              ----------

        Total cash and cash equivalents                                        56,805                  86,259

 Interest-bearing deposits with other financial institutions                        -                     299
 Investment securities (Note 3):
    Held-to-maturity (market value of $11,061 in 1995 and $3,815 in 1994)      10,968                   3,963
    Available-for-sale                                                         19,705                  13,727
                                                                           ----------              ----------

        Total investment securities:                                           30,673                  17,690

 Loans, net of unearned income of $170 in 1995 and $243 in 1994                81,919                 130,172
 Allowance for loan losses (Note 4)                                             4,838                   7,437
                                                                           ----------              ----------

        Net loans                                                              77,081                 122,735

 Lease financing, net                                                             991                   1,038
 Premises and equipment, net                                                    2,147                   2,637
 Other real estate                                                              2,054                   5,222
 Interest receivable and other assets                                           3,172                   3,426
                                                                           ----------              ----------

 TOTAL ASSETS                                                              $  172,923              $  239,306
                                                                           ==========              ==========
 LIABILITIES
 DEPOSITS:

    Demand accounts                                                        $   33,162              $   56,483
    Interest-bearing transaction accounts                                      43,376                  68,840
    Savings accounts                                                           17,915                  21,695
    Time accounts                                                              72,786                  86,518
                                                                           ----------              ----------

    Total deposits                                                            167,239                 233,536
 Accrued expenses and other liabilities                                         2,473                   1,415
 Minority interest                                                              4,646                       -
                                                                           ----------              ----------

     TOTAL LIABILITIES                                                        174,358                 234,951

 STOCKHOLDERS' EQUITY   (NOTE 2)

 Preferred stock: $.01 par value; authorized: 5,000,000
    shares; issued and outstanding: none                                         ---                    ---
 Common stock: 1995 and 1994, $.01 par value, authorized: 1995 and
    1994, 15,000,000 shares, issued and outstanding: 1995 and 1994,
    4,675,110 shares                                                               47                      48
 Additional paid-in capital                                                    27,787                  28,495
 Retained deficit                                                             (29,181)                (22,880)
 Common stock in treasury, at cost: 1995, none; 1994, 100,000 shares              -                      (709)
 Unrealized losses on securities available-for-sale                               (88)                   (599)
                                                                           ----------              ----------

      Total stockholders' equity                                               (1,435)                  4,355
                                                                           ----------              ----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  172,923              $  239,306
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
                                                                              ========       ========       ========       ========

-----------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA:

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

                         FIRST COMMERCIAL BANCORP, INC.
                             CONSOLIDATED STATEMENTS
                       OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                 UNREALIZED          TOTAL
                                                            ADDITIONAL              COMMON     GAINS (LOSSES)    STOCKHOLDERS'
                                                  COMMON     PAID-IN    RETAINED   STOCK IN     ON SECURITIES       EQUITY
(DOLLAR AMOUNTS IN THOUSANDS)                      STOCK     CAPITAL     DEFICIT   TREASURY   AVAILABLE-FOR-SALE   (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1994                       $     48   $ 28,495   $(22,880)  $   (709)    $   (599)          $  4,355
Three months ended March 31, 1995:

   Net loss                                           --         --       (1,039)      --           --               (1,039)
   Adjustment to unrealized gains
       (losses) on available-for-
        sale securities (Note 3)                      --         --         --         --            298                298
                                                  --------   --------   --------   --------     --------           --------

BALANCES, MARCH 31, 1995                                48     28,495    (23,919)      (709)        (301)             3,614
Three months ended June 30, 1995:

   Net loss                                           --         --       (4,241)      --           --               (4,241)
   Adjustment to unrealized gains
   (losses) on available-for-sale
   securities (Note 3)                                --         --         --         --            229                229
  Treasury stock retirement                             (1)      (708)      --          709         --                 --
                                                  --------   --------   --------   --------     --------           --------

BALANCES, JUNE 30, 1995                                 47     27,787    (28,160)      --            (72)              (398)
Three months ended September 30, 1995:

   Net loss                                           --         --       (1,021)                   --               (1,021)
   Adjustment to unrealized gains (losses)
   on available-for-sale securities  (Note 3)         --         --         --         --            (16)               (16)
                                                  --------   --------   --------   --------     --------           --------

BALANCES, SEPTEMBER 30, 1995                      $     47   $ 27,787   $(29,181)  $   --       $    (88)          $ (1,435)
                                                  ========   ========   ========   ========     ========           ========


 The accompanying notes are an integral part of these consolidated statements.

                         FIRST COMMERCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


-------------------------------------------------------------------------------------------------------------------
                                                                                                  NINE MONTHS
                                                                                              ENDED SEPTEMBER 30,
                                                                                              -------------------
 (Dollar amounts in thousands)                                                               1995          1994
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss
   Adjustments to reconcile loss to net cash                                               $  (6,301)     $ (14,178)
      provided by operating activities:
         Depreciation and amortization                                                           576          1,734
         Provision for loan losses                                                             3,345          9,057
         Write-down of other real estate                                                       1,026          1,031
         Fixed asset retirements                                                                 224           --
         Decrease in interest receivable and other assets                                        254          5,743
         Decrease in interest payable                                                            (17)           (52)
         Increase (decrease) in accrued expenses and other liabilities                         1,075           (505)
                                                                                            --------       --------

         Net cash provided by (used in) operating activities                                     182          2,830
                                                                                            --------       --------
Cash flows from investing activities:
   Net decrease in interest-bearing deposits with other
      financial institutions                                                                     299          2,480
   Proceeds from the sale and maturity of investment securities                                2,300         30,989
   Purchase of investment securities                                                         (15,000)        (4,974)
   Net decrease in loans made to customers                                                    41,605         27,009
   Net decrease in deferred loan fees                                                            (73)          (177)
   Purchases of premises and equipment                                                           (82)          (246)
   Net decrease in lease financing                                                                47             47
   Proceeds from sale of other real estate                                                     3,009          3,893
   Payments to complete other real estate                                                        (90)          (617)
                                                                                            --------       --------

         Net cash provided by investing activities                                            32,015         58,404
                                                                                            --------       --------
Cash flows from financing activities:
    Increase in minority interest in subsidiary (Note 2)                                       4,646           --
    Net decrease in demand accounts, interest-bearing transaction
      accounts and savings accounts                                                          (52,565)       (67,054)

    Net increase (decrease) in time accounts                                                 (13,732)        12,699
                                                                                            --------       --------

      Net cash used in financing activities                                                  (61,651)       (54,355)
                                                                                            --------       --------

Net decrease in cash and cash equivalents                                                    (29,454)         6,879

Cash and cash equivalents at beginning of period                                              86,259         86,874
                                                                                            --------       --------

Cash and cash equivalents at end of period                                                  $ 56,805       $ 93,753
                                                                                            ========       ========


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                              $  4,622       $  4,285
      Income taxes                                                                          $    -0-       $    -0-

Supplemental Schedule of noncash investing and financing activities:
   Net decrease in other real estate as a result of foreclosure or
      financing, and other related transactions                                             $    777       $  3,227


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

The consolidated financial statements include the accounts of the parent company and its sole subsidiary, First Commercial Bank (the "Bank"). As described in
Note 2, at September 30, 1995, the Company owned 1.05% of the outstanding common stock of the Bank, although it continued to own 100% of the voting securities of the Bank.

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

The Bank common stock held by First Banks is subject to the terms of a proxy agreement (the "Proxy") transferring to the Company the right to vote all of the Bank common stock until the earlier of the conclusion of the Shareholders' Meeting or December 31, 1995. Accordingly, the Company continues to own 100% of the voting securities of the Bank. If the Company fails to hold the Shareholders' Meeting on or before December 31, 1995, or if the shareholders fail to approve the Stock Purchase Agreement, (1) the Proxy restricting First Banks' voting of the Bank common stock will terminate and First Banks will assume voting control of the Bank, (2) the $5 million currently held in escrow will be invested in additional common stock of the Bank, and (3) the principal and accrued but unpaid interest of the Investment Debenture would become immediately convertible into shares of Bank common stock at the then current book value per share. In that event, the Company would own less than one percent (1%) of the outstanding shares of common stock of the Bank.

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

During the first nine months of 1995, the Company reduced its assets 28% to $172,923,000 and its deposits 28% to $167,239,000 at September 30, 1995. These reductions were accomplished in part by the sale of the Bank's San Diego Branch office in January, 1995 and the closure of the Santa Rosa branch in April of 1995. The liquidity necessary to dispose of these two branches was partially provided by the Company's reduction in its commercial and real estate loan portfolio. For the nine months ended September 30, 1995, the Company's commercial loan portfolio decreased by 47% to $37,075,000 and the real estate loan portfolio decreased by 25% to $41,380,000. For the three months ended September 30, 1995, the Company continued to sustain losses from operations of $(1,021,000), further reducing its capital to $(1,435,000), also resulting in the Company's Tier 1 capital leverage ratio decreasing to (0.83)%. On August
23, 1995, the Bank was infused with an additional $3,500,000 in capital by First Banks, Inc., thereby increasing the Bank's Tier 1 capital leverage ratio to 2.41%. The Company and the Bank continue to be considered "troubled" for all regulatory purposes as of October 31, 1995 and are deemed "critically undercapitalized" and "undercapitalized," respectively, under the prompt corrective action provisions of FDICIA. See CAPITAL ADEQUACY REQUIREMENTS. As of October 31, 1995, the Bank's Tier 1 capital ratio reached 3.19%, as a result of the purchase of a $1.5 million Investment Debenture by First Banks and by the Company's contribution of the $1.5 million to the Bank.

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

    Set forth in the table below are the Company's and the Bank's risk-based and leverage capital ratios as of September 30, 1995. Information provided for the Company gives effect the approval of the Stock Purchase Agreement by the Company's Stockholders as if such approval had occurred on September 30, 1995. Accordingly the following transactions are reflected therein: (1) the exchange of 750,000 shares of nonvoting, noncumulation Bank preferred stock held by First Banks for 15,000,000 shares of Company common stock, and (2) the exchange of 116,666,666 shares of Bank common stock held by First Banks for 35,000,000 shares of Company common stock.


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

Risk-Based and Leverage Capital Ratios
as of September 30, 1995 (1)


                                              COMPANY                       BANK
---------------------------------------------------------------------------------------
 (DOLLAR AMOUNTS IN THOUSANDS)         AMOUNT         RATIO        AMOUNT         RATIO
---------------------------------------------------------------------------------------
TIER 1 RISK-BASED CAPITAL (2)        $  (1,431)       (1.40)%      $    4,163       4.09 %

TIER 1 CAPITAL MINIMUM REQUIREMENT       4,075        4.00 %           4,075       4.00 %
                                     ---------        ----        ----------       ----

   EXCESS/(DEFICIENCY)               $  (5,506)      (5.40)%      $       88       0.09 %
                                     =========        ====        ==========       ====

TOTAL RISK-BASED CAPITAL  (3)        $    (112)       (0.11)%      $    5,481       5.38 %

TOTAL CAPITAL MINIMUM REQUIREMENT        8,150        8.00 %           8,150       8.00 %
                                     ---------        ----        ----------       ----

   EXCESS/(DEFICIENCY)               $  (8,262)      (8.11)%      $   (2,669)     (2.62)%
                                     =========        ====        ==========       ====

RISK-ADJUSTED ASSETS                 $ 101,879                     $ 101,879
                                     =========                    ==========

LEVERAGE CAPITAL RATIO (4)                           (0.83)%                       2.41 %
                                                      ====                         ====

TOTAL AVERAGE ASSETS                 $ 173,001                     $ 173,001
                                     =========                    ==========

(1) As a result of the purchase of a $1.5 Investment Debenture by First Banks and the contribution of the funds to the Bank, the Bank's Tier 1 capital ratio reached 3.19% at October 31, 1995.
(2)   Includes common stockholders' equity.
(3) Includes common stockholders' equity and allowance for loan losses, subject to certain limitations.
(4) Tier 1 capital divided by average assets for the period. Under the current rules, a minimum leverage ratio of 3% is required for institutions which have been determined to be in the highest of five categories used by regulators to rate financial institutions. All other institutions, including the Company and the Bank, are required to maintain leverage ratios of at least 100 to 200 basis points above the 3% minimum. Commencing December 9, 1992, insured institutions such as the Bank must, among other things, maintain a leverage ratio of at least 4% or 5% to be considered "adequately capitalized" or "well capitalized," respectively, under the prompt corrective action provisions of the FDICIA.

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

As of July 30, 1995, the Bank was notified that it was critically undercapitalized and that the Bank would have been placed in receivership on October 30, 1995, unless the Bank's Tier 1 capital ratio increased above 2% or a determination was made that a different action was more appropriate. As previously noted, as of October 31, 1995, the Bank's Tier 1 capital ratio was approximately 3.19%. Thus, its classification has been upgraded to "undercapitalized." If the Company's stockholders approve the Stock Purchase Agreement, First Banks will purchase an additional $5 million convertible Debenture, $4.75 million of which will be provided to the Bank as additional capital. Giving effect to this as if the Stock Purchase Agreement were approved and the transactions contemplated thereby consummated, as of October 31, 1995, the Bank's Tier 1 capital ratio would be increased to approximately 5.98%

REGULATORY AGREEMENTS

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

As a result of the losses occurring during the year ended December 31, 1994 and for the nine-month period ended September 30, 1995, the Bank is not in compliance with its mandatory capital ratios. As of September 30, 1995, the Bank's adjusted Tier 1 capital ratio was 2.41%, and the Bank's tangible shareholders' equity plus mandatorily convertible subordinated debt was 2.36% of total tangible assets. At that date, the Bank's tangible shareholders' equity was $4,162,717, which includes the conversion of a $2,400,000 mandatorily convertible subordinated note and the contribution of $1,402,000 of capital from the Company. As of October 31, 1995, the Bank's tangible shareholders' equity was $5,436,000 and its Tier 1 capital ratio was approximately 3.19%.

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

Full compliance with the capital requirements of the Company's MOU, the 6.5% Tier 1 capital requirements of the Orders, as well as compliance with the 7% Tier 1 capital requirement of the SBD Final Order is anticipated following the approval of the Company's Stock Purchase Agreement by the Company's stockholders and the completion of First Bank's capital investments, as provided for therein, and through a combination of the Company's proposed stockholder rights offering, and the reduction of assets through the sale of additional Bank branch offices, if necessary. The Bank, as yet, has not made a final decision whether to restate its FDIC call reports for December 1994 and March 1995.

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



                         FIRST COMMERCIAL BANCORP, INC.
                                   Registrant

DATE: November 16, 1995     /s/ James E. Culleton
                            -----------------------------
                            JAMES E. CULLETON
                            Interim President


DATE: November 16, 1995     /s/ Anne Heck Long
                            -----------------------------
                            ANNE HECK LONG
                            (Principal Financial and Accounting Officer)
                            Executive Vice President and Chief Financial Officer

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
