Form 10-K405
period 1995-12-31
FIRST COMMERCIAL BANCORP INC
filed 1996-04-01
CIK 315547

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________
                           Commission File No. 0-9477
                               ___________________

                         FIRST COMMERCIAL BANCORP, INC.
             (Exact Name of registrant as specified in its charter)
               Delaware                                          94-2683725
(State or other jurisdiction of incorporation                (I.R.S. Employer
 or organization)                                           Identification No.)

                 865 Howe Avenue, Sacramento, California, 95825
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (916) 641-3288
                           __________________________
           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
   Title of each class                                   on which registered
   -------------------                                   -------------------
         None                                               N/A
           Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, Par Value of $0.01
                                (Title of class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate  by check mark if  disclosure  of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the Common Stock on the NASDAQ Small
Cap Market System on March 19, 1996, was $731,655. For purposes of this computation, officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the Registrant.

     At March 19, 1996 there were 69,675,110 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1995 (Annual Report) are incorporated by reference into Parts I and II.

                                     PART I
Item 1.  Business

General
     First Commercial Bancorp, Inc. (FCB or the Company) is a Sacramento, California-based bank holding company which reincorporated in Delaware in 1990 and conducts its operations through First Commercial Bank (Bank), its sole subsidiary. The Bank commenced operations in 1979. The Bank operates a general commercial banking business through its headquarters and 6 branch offices located in Sacramento, Roseville (2 branches), San Francisco, Concord and Campbell, California. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum extent permitted by law.
     The Company is operating  under the terms of a Memorandum of  Understanding
(MOU) with the Federal Reserve Bank of San Francisco (FRB). The Bank is operating under the terms of an Federal Deposit Insurance Corporation (FDIC) Cease and Desist Order and a State Banking Department (SBD) Final Order (collectively the Orders), and also is subject to Capital Impairment Orders issued by the SBD. The MOU and the Orders have placed significant operating and dividend restrictions on the Company and the Bank. The SBD Final Order also requires  the Bank to increase  its  tangible  stockholders'  equity to 7.00% by
December 31, 1995 and maintain such ratio during the life of the Order. In addition, the FDIC notified the Bank that as of July 30, 1995, the Bank was considered "critically undercapitalized" under the Prompt Corrective Action
(PCA) provisions of FDICIA. However, as more fully discussed in Management's, Discussion and Analysis - General, in the Annual Report, and incorporated herein by reference, the regulatory capital of the Bank has improved to "adequately capitalized" at December 31, 1995 as a result of the capital infusion from First Banks, Inc., a Missouri corporation, (First Banks) pursuant to a Standby Stock Purchase Agreement entered as of June 30, 1995 and an Amended and Restated Stock Purchase Agreement entered into on August 8, 1995 into among FCB, the Bank, First Banks, and James F. Dierberg, Chairman of the Board, President and Chief Executive Officer of First Banks (collectively the Stock Purchase Agreement). The Company and the Bank remain subject to significant operating restrictions, including limitations on the payment of dividends. For additional information, see "Regulatory Agreements" and "Supervision and Regulation" contained in this Form 10-K.
     The Company grew substantially during the 1980', primarily through the acquisition of thirteen branches from California Canadian Bank and the acquisition of Citizens Bank of Roseville. Between 1988 and 1992, the Company focused its lending activities on real estate construction loans and through June of 1994, on loans to small and medium-sized businesses. For deposits, the Company focused on title insurance and escrow companies as well as on small-to-medium-sized business depositors. The focused lending and deposit-generation strategy which the Company pursued during this time period involved certain risk attributes generally not present in a more diversified lending and deposit strategy. At December 31, 1993, the Company's assets reached $349.8 million with $83.7 million or 42.9% of the Company's gross loans in real estate construction and real estate secured loans, and with $86.5 million or 26.73% of its deposits in title and escrow accounts, and $237.2 million in all other deposits.
     The Company reported net losses in 1995, 1994 and 1993 of $7.43 million, $18.19 million and $7.31 million, respectively, due primarily to deterioration in its real estate lending portfolio and resultant write-downs and increased loan loss provisions. As a result, at June 30, 1995, the Company's capital was reduced to $(398,000) million and the Company and the Bank's Tier I leverage ratios declined to (0.23)% and 1.08%, respectively.
     In response to these losses and resulting capital base and as more fully described in Management's Discussion and Analysis section of the Annual Report, the Company developed a restructuring plan to redirect the lending and deposit strategy of the Bank. The restructuring plan had six elements: (a) reduce total assets, (b) reduce operating expenses and staffing levels, (c) reduce nonperforming loans and increase reserve coverage of such loans, (d) maintain the commercial and industrial lending portfolio, but significantly reduce real estate construction lending, (e) eliminate volatile deposits and close non-strategic branch offices, and (f) maintain high levels of liquidity to facilitate the asset and deposit dispositions. As of December 31, 1994, the Company had consolidated total assets, deposits and stockholders' equity of $239.3 million, $233.5 million and $4.35 million, respectively. At December 31, 1995, the Company had consolidated total assets, deposits and stockholders' equity of $169.5 million, $156.2 million and $3.58 million, respectively.
     As of December 31, 1995, while the Bank met the 6.5% Tier I capital requirement of the FDIC Cease and Desist Order, differences in the method of calculating capital for purposes of the SBD's regulations resulted in the Bank attaining a Tier I capital level of 6.45%, thus falling short of the 7.0% capital requirement of the SBD Final Order. On February 1, 1996, the Company filed Amendment Number One to its Registration Statement initially filed May 31,

1995 with the Securities and Exchange Commission for a rights offering to its existing stockholders other than First Banks, a limited offering to the public, and a dividend exchange offering (Offering). See Management's Discussion and Analysis - Capital and Note 19 of the consolidated financial statements, of the Annual Report, incorporated herein by reference, for a further discussion of the Offering. If fully subscribed, the Offering will result in a additional $6.0 million of new capital to FCB and will increase the Bank's capital to levels beyond the regulatory requirements. The SBD has allowed the Bank to attain the 7.0% capital requirement through the proceeds of this Offering.
     Additionally, as a result of the consummation of the transactions contemplated by the Stock Purchase Agreement, as of December 31, 1995, the Tier I leverage capital levels of the Company and the Bank were 2.14% and 6.58%, respectively. As of that date, the Company and the Bank had risk-based capital levels of 4.82% and 12.12%, respectively. First Banks has agreed that, upon the conclusion of the Rights Offering and any Public Offering, to be a Standby
Purchaser, if necessary, for such number of shares of Common Stock remaining unsold in the Offering, at the Subscription Price, as may be required to increase the Bank's Tier I capital level to 7.0%.
     As of December 31, 1995, the Company believes it has achieved substantial compliance with the requirements of the Company's MOU, the Orders and the SBD Final Order, except for compliance with the 7.0% Tier I capital requirement of the SBD Final Order. Further compliance with the Company's MOU and the Orders is contemplated to occur through the Offering, including any necessary participation by First Banks. As of December 31, 1995, the Bank had not complied with the Capital Impairment Orders, subjecting the Bank Common Stock to assessment. See "Management's Discussion and Analysis - General", of the Annual Report, incorporated herein by reference, and "Regulatory Agreements" and "Supervision and Regulation" contained in this Form 10-K.
     On December 27, 1995, the stockholders of the Company approved the Stock Purchase Agreement and an amendment to the Company's Certificate of
Incorporation authorizing an increase in the number of authorized shares of Common Stock to 250,000,000. Pursuant to the Stock Purchase Agreement, the Board of Directors of FCB have elected Messrs. James F. Dierberg, Allen H. Blake and Donald W. Williams, who are affiliated with First Banks, to serve as directors until the next Annual Meeting of the Shareholders of FCB. In addition, FCB currently plans to retain at least two directors who are unaffiliated with First Banks on the Board of Directors. The issuance of common stock of FCB to First Banks, pursuant the Stock Purchase Agreement, has significantly diluted the percentage ownership and voting power held by the other holders of FCB common stock. At December 31, 1995, First Banks owned 93.29% of the outstanding voting stock of FCB. If the aforementioned Offering is fully subscribed, First Banks' ownership interest in FCB would be reduced to 50.25% prior to the conversion of the debentures held by First Banks, or 66.9%, if the debentures are immediately converted.

Economic Trends
     The Bank's business and consumer customers are located in Northern California. The Northern California construction and real estate industries have experienced and continue to experience a prolonged recession, partially attributable to military base closures and reductions in the U.S. Department of Defense spending budgets. Mather Air Force Base and the Sacramento Army Depot have been closed in the Sacramento region while the Oakland-Alameda Naval Yard, Mare Island Naval Shipyard and the Presidio in the San Francisco Bay Area are all scheduled for closure. McClellan Air Force Base in Sacramento also has been placed on a list of the bases which are to be closed by the federal government. During 1994, McClellan Air Force Base employed approximately 11,000 people residing in the greater Sacramento area.
     The median price of home resales in the Sacramento and San Francisco regions has declined every year since 1991. The median price of a home in California in 1994 was $181,750 compared to $196,440 in 1991, a decline of 7.5%. High unemployment driven by military base closures and defense spending cut-backs have lowered consumer confidence, deterred business expansion and lowered real estate values.
     Declining California property values had an adverse effect on the Company's operations since 1991 because a significant amount of the Bank's loans are secured by real estate. During the last part of 1994 and continuing into 1995, the Northern California region appears to have experienced a slight economic recovery. At December 31, 1995, the unemployment rate for the Sacramento and San Francisco Bay Area regions had improved to 5.9% and 5.0%, respectively, from 7.1% and 6.0% at December 31, 1993, respectively.

Market Area and Customer Base
     The Bank focuses on marketing a full range of financial services to its business and consumer customers in the metropolitan areas of California where its seven offices are located. The Bank's business customer base is diversified in the areas of manufacturing, service industries, wholesale and retail trade, transportation and real estate construction.

     The commercial banking activities of the Bank are directed toward developing and supporting small to medium-sized businesses within the Bank's service area, by providing a full range of financial services. The Bank also markets its financial services to individuals in order to develop core deposits and additional sources of noninterest income.

Lending Activities
     Lending activities are conducted pursuant to a written loan policy which has been adopted by the Bank. Each loan officer has a defined lending authority and loans made by each such officer must be reviewed by a loan committee of the Bank or Bank's board of directors depending upon the amount of the loan request.
     Generally, loans are limited to borrowers residing or doing business in the market area of the Bank. The Bank's policy is to meet the quality loan demand and credit needs of its local community before it considers the purchase of loan participations, including loan participations with affiliates of First Banks.
     The Company offers the following types of loans: commercial, financial, agricultural, municipal and industrial development, real estate construction and development, commercial and residential real estate, consumer and installment loans. The loan portfolio composition for the five years ended December 31, 1995 is included on page 12 of the Annual Report and is incorporated herein by this reference. For additional loan portfolio and related credit risk information, see "Management's Discussion and Analysis - Lending and Credit Management", at page 11 through 15 of the Annual Report.

 Investments
     The Bank has established a written investment policy which is reviewed annually. The investment policy identifies investment criteria and states specific objectives in terms of risk, interest rate sensitivity, and liquidity. Among the criteria the investment policy directs the management of the Bank to consider are the quality, term, and marketability of the securities acquired for their respective investment portfolios. The Bank does not engage in the practice of trading securities for the purpose of generating portfolio gains. The investment portfolio composition is included on pages 30 through 32 of the Annual Report and is incorporated herein by this reference. See also "Management's, Discussion and Analysis - Investment Securities, Interest Rate Risk and Liquidity" at page 15 through 18 of the Annual Report.

Deposits
     The Bank primarily obtains deposits from four sources: individuals, businesses with whom it has established a banking relationship, local government agencies and financial institutions. The Bank has a diversified deposit base. A mix of demand and other deposits associated with the Bank's lending relationship is supplemented by retail deposits generated by the Bank's northern California branch network. At December 31, 1995, the Bank had no brokered or telemarketing deposits, significant volatile liabilities, escrow or title industry deposits. A table summarizing the distribution of the Company's deposit accounts and the weighted average nominal interest rates on each category of deposits for the three years ending December 31, 1995 is included on page 15 of the Annual Report and is incorporated herein by this reference. See "Management's Discussion and Analysis - Liquidity" at page 17 through 18 of the Annual Report, incorporated herein by reference, for additional information regarding the Bank's deposits.

 Competition
     In California and in the Bank's primary service area, major banks dominate the commercial banking industry. Among the advantages which these banks may have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand. By virtue of their larger capital bases, such institutions have substantially greater lending limits than the Bank and perform certain functions, including trust services and international banking services, which are not presently offered directly by the Bank but are offered indirectly by the Bank through correspondent institutions. The Bank also competes for loans and deposits with savings and loan associations, finance companies, money market funds, brokerage houses, credit unions and non-financial institutions.
     In order to compete with other financial institutions in its primary service area, the Bank relies principally upon direct personal contact by directors, officers, employees, stockholders, and specialized promotion-oriented services.
     From time to time, legislation is proposed or enacted which has the effect of increasing the cost of doing business, limiting permissible activities or affecting the competitive balance between banks and other financial institutions. It is impossible to predict the competitive impact these and other changes in legislation will have on commercial banking in general or on the business of the Bank in particular.

Supervision and Regulation

General
     The Company and the Bank are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.
     The Company is a registered bank holding company under the Bank Holding Company Act (BHC Act), and, as such, is subject to regulation, supervision and examination by the Board of Governors of the FRB. The Company's majority stockholder, First Banks, is both a registered bank holding company and a registered savings and loan holding company under the Home Owners' Loan Act of 1934, as amended (HOLA), and, as such, is also subject to regulations, supervision and examination by the Office of Thrift Supervision (OTS). The Company is required to file annual reports with the FRB and provide the FRB such additional information as they may require.
     The Bank, as a California state-licensed bank, is subject to regulation, supervision and periodic examination by the SBD and the FDIC. The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the FRB. The Bank's deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases.

Recent and Pending Legislation
     The enactment of the legislation described below has significantly affected the banking industry generally and will have an ongoing effect on the Company and the Bank in the future.
     Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) reorganized and reformed the regulatory structure applicable to financial institutions generally. Among other things, FIRREA enhanced the supervisory and enforcement powers for the federal bank regulatory agencies; required insured financial institutions to guaranty repayment of losses incurred by the FDIC in connection with the failure of an affiliated financial institution; required financial institutions to provide their primary federal regulator with notice, under certain circumstances, of changes in senior management and broadened authority for bank holding companies to acquire savings institutions.
     Under FIRREA, federal bank regulators were granted expanded enforcement authority over "institution-affiliated parties" (i.e., officers, directors, controlling stockholders, as well as attorneys, appraisers or accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution). Federal banking regulators have greater flexibility to bring enforcement actions against insured institutions and institution-affiliated parties, including cease and desist orders, prohibition orders, civil money penalties, termination of insurance and the imposition of operating restrictions and capital plan requirements. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Since the enactment of FIRREA, the federal bank regulators have significantly increased the use of written agreements to correct compliance deficiencies with respect to applicable laws and regulations and to ensure safe and sound practices. Violations of such written agreements are grounds for initiation of cease-and-desist proceedings. FIRREA granted the FDIC back-up enforcement authority to recommend enforcement action to an appropriate federal banking agency and to bring such enforcement action against a financial institution or an institution-affiliated party if such federal banking agency fails to follow the FDIC's recommendation. In addition, FIRREA requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.
     FIRREA also established a cross guarantee provision (Cross Guarantee) pursuant to which the FDIC may recover from a depository institution losses that the FDIC incurs in providing assistance to, or paying off the depositors of, any of such depository institution's affiliated insured banks or thrifts. The Cross Guarantee thus enables the FDIC to assess a holding company's healthy Bank Insurance Fund (BIF) members and Savings Association Insurance Fund (SAIF) members for the losses of any of such holding company's failed BIF and SAIF members. Cross Guarantee liabilities are generally superior in priority to obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates. Cross Guarantee liabilities are generally subordinated to deposit liabilities, secured obligations or any other general or senior liabilities, and any obligations subordinate to depositors or other general creditors.
     FIRREA required a financial institution or holding company thereof to give 30 days' prior written notice to its primary federal regulator of any proposed director or senior executive officer if the institution has been chartered or has undergone a change in control within the preceding two years or is not in compliance with the minimum capital requirements or otherwise is in troubled condition. The regulator would have the opportunity to disapprove any such appointment. The federal banking agencies have adopted rules to implement the foregoing provisions that broadly define "senior executive officer" to include the president, chief financial officer, chief lending officer, chief investment officer, general counsel, or their functional equivalents, or any individual who exercises significant influence over, or participates in, major policy making decisions without regard to title, salary or compensation. The term "senior executive officer" also includes any employee of another entity hired to perform the functions of positions listed above. The term "troubled condition" with respect to a financial institution means an institution: (i) that has received a composite rating of 4 or 5 (i.e., one of the two lowest examination ratings) in its most recent examination; (ii) that is the subject of a capital directive or formal enforcement action or proceeding or written agreement entered into with the federal banking agency relating to safety or soundness or financial viability; or (iii) that is informed in writing by such agency that it has been deemed to be in troubled condition.
     The Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was adopted to recapitalize the BIF and impose certain supervisory and regulatory reforms on insured depository institutions. In general, FDICIA includes provisions, among others, to: (i) increase the FDIC's line of credit with the U.S. Treasury in order to provide the FDIC with additional funds to cover the losses of federally insured banks; (ii) reform the deposit insurance system, including the implementation of risk-based deposit insurance premiums;
(iii) establish a format for closer monitoring of financial institutions to enable prompt corrective action by banking regulators when a financial institution begins to experience financial difficulty; (iv) establish five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") that would impose more scrutiny and restrictions on less capitalized institutions; (v) require the banking regulators to set operational and managerial standards for all insured depository institutions and their holding companies, including limits on excessive compensation to executive officers, directors, employees and principal stockholders, and establish standards for loans secured by real estate; (vi) adopt certain accounting reforms and require annual on-site examinations of federally insured institutions, including the ability to require independent audits of banks and thrifts; (vii) revise risk-based capital standards to ensure that they (a) take adequate account of interest-rate changes, concentration of credit risk and the risks of nontraditional activities, and (b) reflect the actual performance and expected risk of loss of multi-family mortgages; and (viii) restrict state-chartered banks from engaging in activities not permitted for national banks unless they are adequately capitalized and have FDIC approval. Further, FDICIA permits the FDIC to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. FDICIA also grants authority to the FDIC to establish semiannual assessment rates on BIF and SAIF member banks so as to maintain these funds at the designated reserve ratios.
     As noted above, FDICIA authorizes and, under certain circumstances, requires the federal banking agencies to take certain actions against institutions that fail to meet certain capital-based requirements. Under FDICIA, the federal banking agencies are required to establish five levels of insured depository institutions based on leverage limit and risk-based capital requirements established for institutions subject to their jurisdiction, plus, in their discretion, individual additional capital requirements for such institutions. Under the final rules that have been adopted by each of the federal banking agencies, an institution will be designated:
(i) well-capitalized if the institution has a total risk-based capital ratio of 10% or greater, a core risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if the institution has a total risk-based capital ratio of 8% or greater, a core risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated composite 1 in its most recent report of examination);
(iii) undercapitalized if the institution has a total risk-based capital ratio that is less than 8%, a core risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4% (or a leverage ratio that is less than 3% if the institution is rated composite 1 in its most recent report of examination);
(iv) significantly undercapitalized if the institution has a total risk-based capital ratio that is less than 6%, a core risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%; and (v) critically undercapitalized if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.
     Undercapitalized institutions are required to submit capital restoration plans to the appropriate federal banking agency and are subject to certain operational restrictions. Moreover, companies controlling an undercapitalized institution are required to guarantee the subsidiary institution's compliance with the capital restoration plan subject to an aggregate limitation of the lesser of 5% of the institution's assets or the amount of the capital deficiency when the institution first failed to meet the plan.
     Significantly or critically undercapitalized institutions and undercapitalized institutions that did not submit or comply with acceptable capital restoration plans will be subject to regulatory sanctions. A forced sale of shares or merger, restriction on affiliate transactions and restrictions on rates paid on deposits are required to be imposed by the banking agency unless it is determined that they would not further capital improvement. FDICIA generally requires the appointment of a conservator or receiver within 90 days after an institution becomes critically undercapitalized. The federal banking agencies have adopted uniform procedures for the issuance of directives by the appropriate federal banking agency. Under these procedures, an institution will generally be provided advance notice when the appropriate federal banking agency proposes to impose one or more of the sanctions set forth above. These procedures provide an opportunity for the institution to respond to the proposed agency action or, where circumstances warrant immediate agency action, an opportunity for administrative review of the agency's action.
     As described in "Management's Discussion and Analysis - Capital", at page 17 of the Annual Report, and incorporated herein by reference, the Company's and the Bank's capital ratios were as follows:

                           Risk-Based  Capital Ratios
                           --------------------------
                           Total               Tier 1            Leverage Ratio
                           -----               ------            --------------
                     1995       1994       1995       1994      1995       1994
                     ----       ----       ----       ----      ----       ----
Company .....        4.99%      4.27%      3.68%      2.97%     2.14%      1.87%
Bank ........       12.66       4.81      11.35       3.52      6.58       2.22
Minimum capital
requirement- ..      8.00       8.00       4.00       4.00      4.00       4.00

     In addition to the aforementioned minimum capital requirements, the California Financial Code requires the SBD to order any bank whose contributed capital is impaired to correct such impairment within 60 days of the date of the order. According the California Financial Code, the contributed capital of a bank, defined as all stockholders equity other than retained earnings, is deemed to be impaired whenever such bank has deficit retained earnings in an amount exceeding 40% of such contributed capital. The Bank's capital is considered impaired under the California Financial Code and it continues to receive such notices from the SBD, most recently as of March 15, 1996, that its contributed capital is impaired. Upon completion of the recapitalization of FCB and the Bank, pursuant to the Stock Purchase Agreement and the aforementioned Offering, and other conditions as set forth by the Superintendent of the SBD, FCB and the Bank will request regulatory approval to affect a quasi-reorganization which would bring the Bank into compliance with the SBD. A quasi-reorganization is an accounting procedure which results in restating the carrying values of FC's assets and liabilities to current fair values, and eliminating the accumulated retained deficit by offsetting it against contributed capital. It is the policy of the Superintendent of the SBD not to grant a quasi-reorganization unless a bank can establish that (a) it has adequate capital, (b) it has adequate management, (c) that the problems that created past losses and the impairment of capital have been corrected and (d) it is currently operating on a profitable basis and is expected to continue to do so in the future. In addition, as previously discussed in Item 1 Business - General in this Form 10-K, the SBD Final Order requires the Bank to increase its tangible stockholders' equity, which was 6.58% at December 31, 1995, to 7.00% by December 31, 1995. The SBD has allowed the Bank to attain the 7.00% capital requirement through the proceeds of the Offering.
     Pursuant to FDICIA, the FRB and the other federal banking agencies adopted real estate lending guidelines pursuant to which each insured depository institution is required to adopt and maintain written real estate lending policies in conformity with the prescribed guidelines. Under these guidelines, each institution is expected to set loan to value ratios not exceeding the supervisory limits set forth in the guidelines. A loan to value ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. The guidelines require that the institution's real estate policy also require proper loan documentation, and that it establish prudent underwriting standards. These guidelines became effective on March 19, 1993. These rules have had no material adverse impact on the Company.
     FDICIA also contained the Truth in Savings Act, which requires clear and uniform disclosure of the rates of interest payable on deposit accounts by depository institutions and the fees assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of financial institutions with regard to deposit accounts and products.
     Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. In September 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act). Beginning in September 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry. The legislation also provides that, subject to future action by individual states, a holding company will have the right, commencing in 1997, to convert the banks which its owns in different states to branches of a single bank. A state is permitted to "opt out" of the law which will permit conversion of separate banks to branches, but is not permitted to "opt out" of the law allowing bank holding companies from other states to enter the state. The federal legislation also establishes limits on acquisitions by large banking organizations, providing that no acquisition may be undertaken if it would result in the organization having deposits exceeding either 10% of all bank deposits in the United States or 30% of the bank deposits in the state in which the acquisition would occur.
     Pending Legislation. Because of concerns relating to competitiveness and the safety and soundness of the banking industry, Congress is considering a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are proposals to merge the BIF and the SAIF insurance funds, to eliminate the federal thrift charter, to alter the statutory separation of commercial and investment banking and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

 Bank Holding Company and Bank Regulation
     BHC Act. Under the BHC Act, the activities of a bank holding company are limited to business so closely related to banking, managing or controlling banks as to be a proper incident thereto. The Company is also subject to capital requirements applied on a consolidated basis in a form substantially similar to those required of the Subsidiary Banks. The BHC Act also requires a bank holding company to obtain approval from the FRB before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);
(ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantially anticompetitive result, unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers.
     The BHC Act also prohibits a bank holding company, with certain limited exceptions: (i) from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company; or (ii) from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the FRB considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency in resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices. FIRREA, which is described in more detail above, made a significant addition to this list of permitted non-bank activities for bank holding companies by providing that bank holding companies may acquire thrift institutions upon approval by the FRB and the applicable regulatory authority for the thrift institutions.
     Insurance of Accounts. The FDIC provides insurance, through the BIF and the SAIF, to depository institutions to a maximum of $100,000 for each insured depositor. The Bank's deposits consist solely of BIF deposits.
     Through December 31, 1992, all FDIC-insured institutions, whether members of the BIF, the SAIF or both, paid the same premium (23 cents per $100 of domestic deposits) under a flat-rate system mandated by law. FDICIA required the FDIC to raise the reserves of the BIF and the SAIF, implement a risk-related premium system and adopt a long-term schedule for recapitalizing the BIF. Effective January 1, 1993, the FDIC amended its regulations regarding insurance premiums to provide that a bank or thrift would pay an insurance assessment within a range of 23 cents to 31 cents per $100 of domestic deposits, depending on its risk classification.
     The FDIC has recently adopted an amendment to the BIF risk-based assessment schedule which effectively eliminated deposit insurance assessments for most commercial banks and other depository institutions with deposits insured by the BIF. At the same time, the FDIC has indicated it anticipates that the assessment rate for SAIF-insured institutions in even the lowest risk-based premium category will not fall below the current 0.23% of insured deposits before the year 2002. Under the FDIC amendment, the assessment rates for BIF-insured institutions range from 0.27% of insured deposits for the most financially troubled BIF members to 0% of insured deposits for most the well-capitalized institutions, including over 90% of BIF-insured institutions. The FDIC amendment became effective on January 1, 1996 and will remain in effect at least through June 30, 1996. The FDIC amendment continues a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and may place institutions with significant SAIF-insured deposits at a significant competitive disadvantage relative to institutions that have little or no SAIF-insured deposits.
     The Bank's assessment rate at December 31, 1995 was 27 cents for each $100.00 of insured deposits.
     Regulations Governing Capital Adequacy. The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open facilities.
     The FRB and the FDIC adopted risk-based capital guidelines for banks and bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. Under these guidelines, all bank holding companies and federally regulated banks must maintain a minimum risk-based total capital ratio equal to 8% of which at least 4% must be Tier 1 capital. Pursuant to FDICIA, banking regulators are to revise the risk-based capital standards to take into account interest rate risk, concentration of credit  risk  and  the  risks  of  nontraditional  activities  and  multi-family mortgages.
     The FRB also has implemented a leverage ratio, which is Tier 1 capital to total assets, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The FRB requires a minimum leverage ratio of 3%. For all but the most highly-rated bank holding companies and for bank holding companies seeking to expand, however, the FRB expects that additional capital sufficient to increase the ratio by at least 100 to 200 basis points will be maintained.
     As previously discussed, the Bank was adequately capitalized at December 31, 1995. Management of the Company believes that the risk-weighting of assets and the risk-based capital guidelines do not have a material adverse impact on the Company's operations or on the Bank.
     Community Reinvestment Act. The Community Reinvestment Act of 1977 (CRA) requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA is likely to be the subject of regulatory reform in the next few years, and proposed rules have been published for comment by the four regulatory agencies noted above. Although it is not possible to predict the extent to which the CRA will be modified, these changes may change the process by which a financial institution, such as the Company and the Subsidiary Bank, is able to grow through acquisitions or establish new branches.
     Regulations Governing Extensions of Credit. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its subsidiaries, or investments in their securities and on the use of their securities as collateral for loans to any borrowers. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Further, under the BHC Act and certain regulations of the FRB, a bank holding company and its subsidiaries or its affiliates are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, Banks may not generally require a customer to obtain other services from an affiliated Bank, and may not require the customer to promise not to obtain other services from a competitor, as a condition to an extension of credit to the customer.
     Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest-rates and collateral as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank or the imposition of a cease and desist order.
     Reserve Requirements. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Reserves of 3% must be maintained against total transaction accounts of $51.9 million or less (subject to adjustment by the FRB) and an initial reserve of $1,557,000 plus 10% (subject to adjustment by the FRB to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements.
     Institutions are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require institutions to exhaust other reasonable alternative sources of funds before using this borrowing authority.
     Restrictions on Thrift Acquisitions. The Company is prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof; or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Furthermore, such an acquisition would require the Company itself to become registered as a savings and loan holding company subject to all applicable regulations of the OTS.
     Dividends. The stockholders of the Company are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the Delaware General Corporation Law. At December 31, 1995, there were no outstanding shares of preferred stock. The Company is prohibited from paying any dividends to stockholders without the prior written approval of the FRB pursuant to the terms of the MOU. In addition and as discussed in Note 11 of the consolidated financial statement, at page 37 of the Annual Report, FCB suspended the payment of declared but unpaid dividends on July 9, 1992. The accrued dividends and accrued but unpaid interest was approximately $969,000 at December 31, 1995.
     The principal sources of cash revenue to the Company have been interest payments on a mandatory convertible subordinated note and dividends received from the Bank. The Company converted the note on June 1, 1994. The Bank's ability to make dividend payments to the Company is subject to state and federal regulatory restrictions and the prohibitions of the Orders, which require the prior written approval of the FDIC and SBD.
     In addition, dividends payable by the Bank to the Company are further restricted under California law to the lesser of the Bank's retained earnings, or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the SBD, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year.
     Usury Laws. The maximum legal rate of interest which the Bank charges on a particular loan depends on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan and the date the loan is made. There are several state and federal statutes which set maximum legal rates of interest for various kinds of loans. If a loan qualifies under more than one statute, a bank may often charge the highest rate for which the loan is eligible.

Regulatory Agreements
     For each of the three years ended December 31, 1995, the Company has incurred substantial losses from operations. These losses were associated primarily with the emphasis which the Company had placed on real estate based lending and the deterioration of the California economy during that period, particularly as it related to the real estate sector. Because of the magnitude of problem assets which arose and the reduction of the Company's and the Bank's capital due to the losses, the Company has been operating under the terms of a MOU issued by the FRB and the Bank has been operating under the terms of Orders issued by the FDIC and SBD. The MOU and the Orders have placed significant restrictions on the Company and the Bank including payment of dividends, as more fully discussed in Note 11 to the consolidated financial statement, at page 37 of the Annual Report, incorporated herein by reference, requirements of specified capital levels, as more fully discussed in the Supervision and Regulation section of this Form 10-K, and reduction of classified assets.
     The Company and the Bank entered into a Stock Purchase Agreement as more fully discussed in Item 1. Business - General of this Form 10-K and Note 2 of the consolidated financial statements, at page 29 through 30 of the Annual Report, incorporated herein by reference. This resulted in a substantial recapitalization of the Company and the Bank during 1995. In addition, as more fully discussed in Item 1. Business - General of this Form 10-K and Note 19 to the consolidated financial statements, at page 43 of the Annual Report, incorporated herein by reference, subsequent to December 31, 1995, the Company has commenced an offering of its common stock, to existing stockholders other than First Banks, and in exchange for dividends owed to certain stockholders. However, the Company has continued to incur losses from operations through December 31, 1995. Furthermore, the effect of a large portfolio of problem assets and the potential of a substantial interest cost associated with the Debenture issued to First Banks under the Stock Purchase Agreement may impair the Company's ability to generate sufficient future profitability to satisfy all of the Company's and the Bank's regulatory agreements. As a result of the recapitalization, combined with numerous other actions which have been taken, FCB and the Bank believe that they are in substantial compliance with most of the requirements of the MOU and the Orders. However, full compliance, particularly with certain capital requirements, has not yet been achieved and the Bank continues to be designated a problem bank and is considered "troubled" for all regulatory purposes.

Monetary Policy and Economic Control
     The commercial banking business in which the Company engages is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the FRB are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Bank cannot be predicted.

Employees
     At December 31, 1995, the Company employed 63 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement.

Executive Officers of the Registrant
     Information  regarding  executive  officers  is  contained  in  Item  10 of
Part III hereof (General Instruction G) and is incorporated herein by this reference.

Item 2.  Properties
The Company's branch network is concentrated in the greater Sacramento and San Francisco Bay areas and is summarized as follows:

    Facility                                                           Square
      Name               Address                  Owned/Leased         Footage
      ----               -------                  ------------         -------
CAPITOL .............  2450 Venture Oaks Way
                       Sacramento, CA 95833        Leased               7,577

CAMPBELL ...........   94 San Tomas Aquino Rd.
                       Campbell, CA 95008 .        Leased               6,000

CONCORD ............   2395 Willow Pass Rd.
                       Concord, CA 94520 ..        Leased               5,856

ROSEVILLE ..........   201 Vernon Street
                       Roseville, CA 95678         Leased               8,590

ROSEVILLE ..........   1625 Douglas Blvd.
                       Roseville, CA 95661          Owned              10,760

SACRAMENTO .........   865 Howe Avenue
                       Sacramento, CA 95825        Leased               5,498

SAN FRANCISCO ......   1000 Taraval Street
                       San Francisco, CA 94116     Leased               5,000

Item 3.   Legal Proceedings
     The Company and the Bank are, from time to time, parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company or Bank which, if determined adversely, would have a material adverse effect on the business or financial position of the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
     A special meeting of stockholders of the Company was held on December 27, 1995. At such meeting, the Company's stockholders approved the Amended and Restated Stock Purchase Agreement with First Banks, Inc. and Mr. James F. Dierberg, and an amendment to the Certificate of Incorporation of First Commercial Bancorp to increase the number of shares of Common Stock which the Company has authority to issue to 250 million. Mr. Dierberg is Chairman of the Board, President and Chief Executive Officer of First Banks, Inc.
     With respect to the approval of the Amended and Restated Purchase Agreement, of the 4,675,110 shares of Common Stock entitled to vote, 2,356,702 shares voted in favor of the proposal, 37,226 shares voted against the proposal, and 19,184 shares abstained.
     With respect to the approval of the Amendment to the Company's Certificate of Incorporation, of the 4,675,110 shares of Common Stock entitled to vote, 2,356,356 shares voted in favor of the proposal, 43,458 shares voted against the proposal, and 13,298 shares abstained.
     Immediately after the approval of the stockholders was received, in accordance with the terms of the Stock Purchase Agreement, First Banks exchanged the $5 million in Common and Preferred Stock of First Commercial Bank, which it had previously purchased, for 50 million shares of First Commercial Bancorp Common Stock at a rate of $0.10 per share, and purchased a 12% convertible debenture from First Commercial Bancorp for $5 million. The $5 million debenture, and a $1.5 million convertible debenture purchased by First Banks on October 31, 1995, are secured by all of the Common Stock of the Bank held by First Commercial Bancorp, and may be converted by First Banks into Company Common Stock at a conversion rate of $0.10 per share.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters Market Information. The Company's common stock was traded on the NASDAQ
National Market System under the symbol of "FCOB" until July 1, 1995. The Company's common stock is currently listed on the NASDAQ Small Cap Market. There are thirteen market makers for the Company's common stock. The Company has been informed that the Common Stock will be delisted from the NASDAQ Small Cap Market System unless the Company meets the requirements for continued listing within ninety (90) days of January 25, 1996. These requirements are (i) a minimum bid price of $1.00 per share of Common Stock or (ii) capital and surplus of $2,000,000 and a market value of public float of $1,000,000. Based upon market information as of February 14, 1996, the Common Stock was trading at a bid price of $0.344 and an asked price of $0.375 per share, resulting in a market value of public float of approximately $1,617,000, and accordingly the Common Stock presently meets both requirements for listing set forth in (ii) above. However, because of the $0.10 per share Subscription Price in this Offering, no assurance can be given that the Common Stock will continue to qualify for listing on the NASDAQ Small Cap Market System. At December 31, 1995, there were approximately 1,100 holders of record of FCB common stock.
     On July 9, 1992, the Company made the decision to suspend payment of the third and fourth quarter dividend declared as of December 31, 1991, which totaled $.16 per share. The Company has and will continue to accrue interest on these suspended dividends at the current legal rate until such time as the dividends are paid to stockholders of record as of June 15, 1992 and September 14, 1992, respectively. The payment of the accrued dividends and declaration of subsequent dividends is subject to approval of the FRB.
     See Part I - Item 1 Business - "Supervision and Regulation - Dividends" herein for a discussion of the restrictions on the payments of dividends and
Note 19 of the consolidated financial statements, at page 43 of the Annual Report for further discussion of the Offering of Company common stock in exchange for accrued and unpaid dividends.
     Information regarding the number of stockholders and the market prices for the Company's common stock since January 1, 1994 is set forth on page 44 of the Annual Report and is incorporated herein by reference.

Item 6. Selected Financial Data
     Selected Consolidated Financial Data, included on page 3 in the Annual, is incorporated herein by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Management's Discussion and Analysis of Financial Condition and Results of Operations, included on pages 4 through 19 in the Annual Report, is incorporated herein by this reference.

Item 8.  Financial Statements and Supplementary Data
     The following consolidated financial statements, included in the Annual Report, are incorporated herein by this reference.
                                                                Annual Report
                             Statement                            Reference


  Independent Auditors' Report                                       21
  Consolidated Balance Sheets -December 31, 1995 and 1994            22
  Consolidated Statements of Income -Years Ended December 31,
      1995, 1994 and 1993                                            24
  Consolidated Statements of Changes in Stockholders'
      Equity - Years Ended December 31, 1995, 1994 and 1993          25
  Consolidated Statements of Cash Flows - Years Ended
       December 31, 1995, 1994 and 1993                              26
  Notes to Consolidated Financial Statements                         27

     The Independent Auditors' Report of Arthur Andersen LLP on the consolidated financial statements of the Company and the Bank for 1994 and 1993 is included herein.

                    Report of Independent Public Accountants


To the Stockholders and Board of Directors of First Commercial Bancorp, Inc.:

We have audited the consolidated balance sheets of FIRST COMMERCIAL BANCORP, INC. (a Delaware Corporation) and subsidiary as of December 31, 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1994 as restated (see Note 16). These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Commercial Bancorp, Inc. and subsidiary as of December 31, 1994, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that both First Commercial Bancorp, Inc. (the "Company") and First Commercial Bank (the "Bank") will continue as going concerns. As discussed in Notes 2, 15 and 19 to the financial statements, both the Company and the Bank have entered into various regulatory agreements (the "Agreements") with the Federal Deposit Insurance Corporation (the "FDIC"), the California State Banking Department and the Federal Reserve Bank of San Francisco. These Agreements require the Company and the Bank, among other compliance terms, to maintain certain minimum capital levels. The Company and the Bank are not in compliance with these minimum capital requirements and have suffered recurring losses from operations. An amended capital plan has been submitted to the bank regulators, which plan was approved by the FDIC on January 30, 1995. The plan consists of both an intent to decrease the Bank's asset size and the raising of capital through the sale of stock. There is no assurance that the Company will be able to raise sufficient capital to meet the minimum capital requirements. Failure to meet regulatory capital requirements or comply with the terms of the Agreements could subject the Company and the Bank to additional actions by the bank regulatory authorities, including restrictions on operations, mandatory asset dispositions or seizure. These matters raise substantial doubt about the ability of the Company and the Bank to continue as going concerns. Their ability to continue as going concerns is dependent on many factors, one of which is regulatory action and the ability to raise sufficient capital. Management's plans in regard to these matters are described in Notes 2, 15 and 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Arthur Andersen LLP
- ----------------------
Arthur Andersen LLP
San Francisco, California
March 29, 1995

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On November 13, 1995, the Audit Committee of the Board of Directors of the Company approved the recommendation of the Board of Directors of the Company to replace Arthur Andersen LLP, San Francisco, California, as the independent accountant chosen to audit the Company's financial statements and approved the appointment of KPMG Peat Marwick LLP, St. Louis, Missouri, as the Company's independent accountant. The appointment of KPMG Peat Marwick LLP was effective immediately.
     Arthur Andersen LLP's report on the consolidated financial statements of the Company for each of the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to audit scope or accounting principles. Their report on the Company's December 31, 1994 financial statements dated March 29, 1995 did contain an explanatory paragraph due to certain matters which raised substantial doubt about the Company's ability to continue as a going concern.
     During the Company's two most recent fiscal years and during the subsequent interim period preceding the date of Arthur Anderson LLP's replacement, there has been no disagreement with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
     The Company's Board of Directors consisted of five (5) members at December 31, 1995. Pursuant to provisions of the Bylaws of the Company, directors of the Company are elected for terms of three (3) years with approximately one-third of the directors elected each year. The terms of office of the Class C, Class A and Class B directors will expire at the Annual Meeting of Stockholders in 1996, 1997 and 1998, respectively. Each officer of the Company is elected by the Board of Directors annually.
     The Company did not hold an annual meeting of stockholders during 1995 and, accordingly, is in violation of applicable provisions of the Delaware General Corporation Law.
     The following table lists the directors of the Company, their ages, their positions held with the Company and the Bank, and their ownership of Common Stock as of December 31, 1995.

                                     Director         Position with the               Shares              Percent of
           Name              Age      Since              Company or                Beneficially             Class
           ----              ---      -----             with the Bank                  Owned               ---------
                                                      ----------------             ------------
Michael P. Morris            48        1995     Director of the Company and             -0-                    0.00%
  Class "A"                                     the Bank
Manuel Perry, Jr.            63        1983     Former Chairman of the Board               21,150 (1)          0.03%
  Class "C" (4)                                 of Directors of the Company
James F. Dierberg            58        1995     Director of the Company and           130,000,000 (2)         96.53%
  Class "B"                                     the Bank
Allen H. Blake               53        1995     Interim Chief Financial                 -0-                    0.00%
  Class "B"                                     Officer of the Company and
                                                the Bank; Director of the
                                                Company and the Bank
Donald W. Williams           48        1995     Acting Chairman of the                  -0-                    0.00%
  Class "A"                                     Board, President, Chief
                                                Executive Officer and
                                                Director of the Company and
                                                Chairman of the Board, Chief
                                                Executive Officer and
                                                Director of  the Bank
All Directors and
Officers as a Group
(5 in number)                                                                         130,021,150 (3)         96.54%

(1) Includes 10,000 shares subject to options presently exercisable under the Directors Stock Option Plan. See "Directors' Stock Option Plan."
(2) The voting stock of First Banks is owned by various trusts which were created by and are administered by and for the benefit of Mr. James F. Dierberg and members of his immediate family. Accordingly, Mr. Dierberg controls the management and policies of First Banks and the election of its directors and is deemed to have beneficial ownership of 65,000,000 shares issuable to First Banks at its option upon the conversion of the entire principal amount of the Debentures, as well as the 65,000,000 shares of Common Stock held by First Banks.
(3) Includes 10,000 shares subject to options presently exercisable under the Company's Directors Stock Option Plan.
(4) Mr. Perry resigned as Chairman of the Board and Director of the Company, effective March 18, 1996.

     The following table sets forth certain information with respect to the executive officers of the Company:

                                            Positions Held with the                              Executive
Name                                Age     Company or the Bank                             Officer (1) Since
- ----                                ---     -------------------                             -----------------
Donald W. Williams                  48      Acting Chairman of the Board, President and          1995
                                            Chief Executive Officer of the Company and
                                            Chairman of the Board and Chief Executive
                                            Officer of the Bank
Allen H. Blake                      53      Interim Chief Financial Officer of the               1995
                                            Company and Bank

(1) The term"executive officer" means the president, any vice president in charge of a principal business unit, division or function, any other officer or person who performs a policy-making function for the Company, and any executive officer of the Company's subsidiary who performs policy-making functions for the Company.

Business Experience; Other Directorships
     ALLEN H. BLAKE was appointed on November 28, 1995 to serve as the Interim Chief Financial Officer of the Company and the Bank until a permanent Chief Financial Officer can be employed. Mr. Blake also has been a Senior Vice President of First Banks since February 1992. Mr. Blake joined First Banks as Vice President and Chief Financial Officer in 1984, and in 1988 he was appointed to the office of Secretary and to the Board of Directors of First Banks. In addition, Mr. Blake is Vice President, Chief Financial Officer, Secretary and director of First Banks America, Inc., Houston, Texas, a director of First Bank, headquartered in O'Fallon, Illinois, a director of First Bank & Trust, headquartered in Santa Ana, California, and a director and Secretary of First Bank, headquartered in Creve Coeur, Missouri. First Banks America, Inc. and First Banks, Inc. each have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
     JAMES F. DIERBERG has been the Chairman of the Board and Chief Executive Officer of First Banks and its predecessor companies since 1966. He has been a director of First Banks since 1979. Mr. Dierberg was President of First Banks from 1979 until February 1992, and he was re-appointed President of First Banks in April 1994. In September 1994, Mr. Dierberg was appointed Chairman of the
Board, President and Chief Executive Officer of First Banks America, Inc., headquartered in Houston, Texas. Mr. Dierberg is also a director of First Bank & Trust, Santa Ana, California, a director of Queen City Bank, N.A., Long Beach, California, and since 1957, Mr. Dierberg has served in various capacities with other bank holding companies and banks owned or controlled by him or members of his family. First Banks America, Inc. and First Banks, Inc. each have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
     MICHAEL P. MORRIS currently is, and for the past four years has been, the Chief Financial Officer of Stille Holding Company, a $200 million private company with two retail subsidiaries and one real estate subsidiary. Prior to that time, Mr. Morris was a partner for six years in the Sacramento office of KPMG Peat Marwick LLP, a worldwide CPA firm. While with KPMG Peat Marwick LLP, Mr. Morris specialized as a banking audit partner with extensive experience auditing community banks in Northern California. Mr. Morris joined KPMG Peat Marwick LLP in 1978.
     MANUEL PERRY, JR. was the Chairman of the Board of Directors of the Company until his resignation on March 18, 1996. He has been an agent with New York Life Insurance Company since 1957.
     DONALD W. WILLIAMS has been Senior Vice President and Chief Credit Officer of First Banks since March, 1993. Mr. Williams is Chairman of the Board, Chief Executive Officer of the Bank. In addition, he is Chairman of the Board, President and Chief Executive Officer of First Bank & Trust and director of each of First Bank and First Bank FSB, both of which are headquartered in St. Louis County, Missouri, First Banks America, Inc., BankTEXAS N. A., both of which are headquartered in Houston, Texas, and Queen City Bank, N.A., Long Beach, California. From 1989 to the time he assumed his positions with First Banks, he was Senior Vice President at Mercantile Bank of St. Louis, N.A., where he was responsible for credit approval. First Banks America, Inc. and First Banks, Inc. each have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
     No director or executive officer of the Company has any family relationship with any other director or executive officer of the Company, or director or officer of the Bank.
     Except as set forth above, no director of the Company is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of such Act or of any company registered as an investment company under the Investment Company Act of 1940, as amended.
     Messrs. Dierberg, Blake and Williams were elected to the Board of Directors of the Company in accordance with the terms of the Stock Purchase Agreement with First Banks.

Committees of the Board of Directors
     The Board of Directors of the Company has established the following standing committees, with membership as noted.
     The Audit Committee of the Board of Directors consisted of Mr. Perry as Chairman, and Mr. Morris as a member for 1995. The functions of the Audit Committee are, among other things: (1) to recommend the appointment of and to oversee a firm of independent certified public accountants whose duty is to audit the books and records of the Company and the Bank for the fiscal year for which they are appointed; (2) to monitor the Company's system of internal controls and oversee compliance with policies; (3) to review the adequacy of the Company's controls of regulatory and financial accounting and reporting; (4) to oversee the internal audit functions; and (5) to monitor and analyze the results of internal and regulatory examinations.
     The responsibilities of the Compensation Committee of the Board are fulfilled by the full Board of Directors. The function of the Compensation Committee is to define Company policy with respect to executive compensation, to review management's performance on an annual basis and to set discretionary compensation for executive officers. In addition, the Compensation Committee is responsible for preparing the annual Compensation Committee Report, which appears in the Company's annual Proxy Statements.

Item 11. Executive Compensation
     The following table sets forth the compensation for the named executive officer for the last three years, or for the shorter period during which they have been involved in such a capacity by the Company.

                                                Annual Compensation             Long Term Compensation
                                                -------------------                     Awards


Name and principal position   Year    Salary ($)(1) Bonus ($)  Other Annual      Securities Underlying         All Other
- ---------------------------   ----    ------------- -----     Compensation           Options (#)          Compensation ($)
                                                                  ($)(2)         ---------------------    ----------------
                                                                  ------

James E. Culleton             1995       $  156,405    -0-          -0-                   -0-                   $   0
President , First
Commercial Bank (3)
                              1994          162,937    -0-          -0-                   -0-                      5,437

                              1993          154,284    -0-          -0-                   -0-                      5,505

Donald W. Williams            1995           N/A(4)    N/A          N/A                   N/A                        N/A
Acting Chairman of the
Board,
President and Chief
Executive Officer (4)

                              1994           N/A       N/A          N/A                   N/A                        N/A

                              1993           N/A       N/A          N/A                   N/A                        N/A

Anne H. Long                  1995          130,791    -0-          -0-                   -0-                     62,749(6)
Former Executive Vice
President  and Chief
Financial Officer (5)

                              1994          103,251    -0-          -0-                   -0-                      5,089

                              1993           93,800    -0-          -0-                   -0-                      4,995

(1)     Includes deferred compensation.
(2) Threshold of $50,000 or 10% of total salary and bonus compensation not met.
(3) Mr. Culleton was appointed President of the Bank on October 24, 1995 and resigned his positions with the Company effective December 27, 1995.
(4) Mr. Williams began serving as President and Chief Executive Officer of the Company effective December 27, 1995. Mr. Williams assumed the position of Acting Chairman of the Board of the Company effective March 18, 1996 upon Mr. Perry's resignation,. Mr. Williams is compensated for such services pursuant to the terms of the Management Services Agreement entered into between the Company and First Banks dated December 21, 1995. See "Employment Arrangements and Agreements" herein..
(5)     Ms. Long  resigned effective December 6, 1995.
(6) Includes $249 in respect of continued health insurance coverage through December 31, 1995 and a $62,500 payment to Ms. Long in consideration for certain amendments to her employment agreement with the Company. See "Employment Arrangements and Agreements" herein.

Stock Option Grants and Exercises
     The Company maintains the 1980 Amended and Restated Employee Stock Option Plan (the "Employee Plan") in order for employees of the Company and the Bank to have a greater personal interest in the success of the Company and to provide added incentive for the continuance of and advancement in their employment or service to the Company. The Employee Plan is administered by the Board of Directors or a committee appointed by the Board (in either case, the "Committee"). The Company has 783,000 shares of its Common Stock reserved for issuance as stock options under the Option Plan.
     The Employee Plan provides for both the grant of "incentive stock options," as defined in Section 422A of the Code, and non-statutory options (options which do not meet the requirements of Section 422A) to employees and officers of the Company (including any director who is also an employee). The exercise price of any option granted under the Employee Plan may not be less than 100% of the fair market value of the Common Stock of the Company on the date of grant. No incentive option may be first exercisable in any year for shares having an aggregate fair market value at the time of grant in excess of $100,000. Shares subject to options under the Employee Plan may be purchased for cash or in exchange for shares of the Common Stock or other valid consideration.
     Unless otherwise provided by the Board, an option granted under the Employee Plan and not exercised within ten years expires, and the shares subject to the option become available for future grants. The Committee determines to whom options will be granted and the terms of each option granted, including the exercise price, number of shares subject to the option, the vesting provisions thereof, and whether the option will be an incentive or non-statutory option. The Employee Plan may be amended, suspended or terminated by the Board, but no such action may impair rights under a previously granted option. Each option is generally exercisable during the lifetime of the optionee only so long as the optionee remains employed by the Company. No option is transferable by the optionee other than by will or the laws of descent and distribution. The Employee Plan will expire in March 1997 unless terminated earlier by the Board of Directors.
     There were no options granted under the Employee Plan during the 1995 fiscal year to any of the executive officers of the Company or the Bank.
     The following table sets forth the aggregated option exercises for the year ended December 31, 1995 and option values at December 31, 1995, for the named executive officer, or for the shorter period during which they have been involved in such a capacity by the Company.

     Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values
     ------------------------------------------------------------------------

                                                                 Number of securities       Value of unexercised
                                                                underlying unexercised      in-the-money options
                                                              options at fiscal year-end   at fiscal year-end ($)
                                                                         (#)

                                     Shares      Value               Exercisable/               Exercisable/
              Name                acquired on    Realized           unexercisable               unexercisable
              ----                exercise (#)      ($)             -------------               -------------
                                  ------------      ---

 James E. Culleton, President         None          N/A             33,000/12,000(1)               -0-/-0-(2)
 First Commercial Bank

 Donald W. Williams, Acting           None          N/A                  -0-/-0-                   -0-/-0-
 Chairman of the Board, Chief
 Executive Officer and
 President of the Company

 Anne H. Long, Former                 None          N/A              8,350/2,650 (3)               -0-/-0-(2)
 Executive Vice President and
 Chief Financial Officer of
 the Company

(1) Includes 15,000 shares granted on September 26, 1989 at $11.12 per share; and 30,000 shares granted on March 25, 1992 at $7.38 per share.
(2) As of December 31, 1995, the exercise price of the options granted to Mr. Culleton and Ms. Long exceeded the closing price of $0.22 per share of Common Stock.
(3) Includes 2,000 shares granted on March 26, 1991 at $8.44 per share; 5,000 shares granted on February 25, 1992 at $7.63 per share; and 4,000 shares granted July 28, 1992 at $5.00 per share. Ms. Long's options expired on March 7, 1996.

Employment Arrangements and Agreements

Arrangement with Donald W. Williams
     Donald W. Williams is serving as the Acting Chairman of the Board, Chief Executive Officer of the Bank, as well as President and Chief Executive Officer of the Company. Mr. Williams also is a Senior Vice President and the Chief
Credit Officer of First Banks and serves in other positions for affiliates of First Banks. Mr. Williams is compensated by First Banks independent of his services to the Company. First Banks is reimbursed for Mr. Williams' services to the Company and the Bank through the Management Services Agreement entered into between the Bank and First Banks. Under the Management Services Agreement, Mr. Williams' services are billed to the Bank on an hourly basis at rates ranging from $40 to $65 per hour, depending on the type of service rendered. See "Certain Transactions and Indebtedness of Management" below.

Arrangement with Allen H. Blake
     On November 28, 1995, the Boards of Directors of the Company and the Bank appointed Mr. Blake to serve as Interim Chief Financial Officer of the Company and the Bank. Mr. Blake also is serving as Senior Vice President and Chief Financial Officer of First Banks, as well as serving in other positions for affiliates of First Banks. Mr. Blake is compensated by First Banks independent of his services to the Company. First Banks is reimbursed for Mr. Blake's services to the Company and the Bank through the Management Services Agreement entered into between the Bank and First Banks. Under the Management Services Agreement, Mr. Blake's services are billed to the Bank on an hourly basis at rates ranging from $40 to $65 per hour, depending on the type of service rendered. See "Certain Transactions and Indebtedness of Management" below.

Employment Contract with James E. Culleton
     Mr. Culleton entered into an employment agreement with the Company and the Bank on November 19, 1991, which is amended and restated effective January 1, 1996, and pursuant to which Mr. Culleton serves as President and Chief Operating Officer of the Bank. The amended employment contract has a three (3) year term commencing January 1, 1996. Until January 1, 1996, Mr. Culleton's prior employment contract provided for an annual base salary of $131,316 with annual consumer price index adjustments of not less than 6% nor more than 10%, and an annual net income performance bonus equal to 1% of after-tax net income above a 5% return on the tangible equity capital of the Bank. During 1995, Mr. Culleton's base salary under the agreement was $156,405.12. Effective January 1, 1996, Mr. Culleton's annual base salary will be $90,000, subject to periodic review by the Board of Directors. Mr. Culleton will be entitled to receive any bonus granted to him the discretion of the Board of Directors. Effective January 1, 1996, Mr. Culleton no longer served as Executive Vice President of the Company and Mr. Culleton ceased serving as Interim President of the Company effective December 27, 1995. Mr. Culleton is entitled to participate in all of the benefit plans which are generally available to members of the Company's and the Bank's senior management. In the event that Mr. Culleton's employment with the Bank is terminated for any reason other than cause or by Mr. Culleton himself, he will be entitled to receive a severance payment of $235,000, less any amount of annual salary paid to him from January 1, 1996 through the date of termination. At execution of the amended agreement, Mr. Culleton was paid for accrued but unused vacation time at his then-current salary rate.

Employment Contract with Anne H. Long
     Ms. Long entered into an employment agreement, effective September 1, 1994, as Executive Vice President and Chief Financial Officer of the Company and the Bank which was amended effective November 8, 1995, for an employment term of three years. Ms. Long tendered her resignation effective December 6, 1995. Under the amended terms of the agreement, Ms. Long would have been paid a base salary of $70,000 per year. Ms. Long would have been entitled to receive an annual bonus, at the discretion of the Board of Directors and subject to any required regulatory reviews and/or approvals. Ms. Long received a payment of $62,500 in respect of certain benefits, including severance, which she agreed to forego under the revised agreement. Ms. Long will receive medical insurance coverage for six months following her cessation of employment.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions
     As mentioned above, the full Board of Directors performed the functions of the Company's Compensation Committee during 1995. Mr. Fred L. Harris, Mr. Michael Denton, Mr. Michael E. Spinetti, Mr. Perry, Mr. Manuel Barandas, Mr. Harry Curry, Mr. Earl Nichols and Ms. Dorothy Mahaffee comprised the full Board of Directors from January 1, 1995 through June 30, 1995, the date of Ms. Mahaffee's resignation from the Board of Directors. Messrs. Barandas, Curry and Nichols resigned as directors of the Company effective August 29, 1995 and

Messrs. Denton, Spinetti and Harris resigned effective December 27, 1995. Mr. Michael P. Morris was elected to serve as a director of the Company effective August 29, 1995. Messrs. Dierberg, Blake and Williams are executive officers of First Banks and Messrs. Dierberg and Blake are executive officers of First Banks America, Inc. During 1995, as members of the Board of Directors of First Banks, Messrs. Dierberg and Blake participated in compensation decisions for First Banks, and as directors of First Banks America, Inc., Messrs. Dierberg, Blake and Williams participated in compensation decisions for First Banks America, Inc.
     Effective December 27, 1995, the full Board of Directors was composed of Messrs. Dierberg, Williams, Blake, Perry and Morris. Messrs. Dierberg, Williams and Blake did not participate in any compensation decisions during the last three business days of fiscal year 1995. Messrs. Williams and Blake are executive officers of the Company. See Certain Transactions and Indebtedness of Management below for a description of the transactions between First Banks, voting control of which is held by various trusts created by and administered by and for the benefit of Mr. Dierberg and members of his immediate family, and the Company.

401(k) and Profit Sharing Plan
     The Bank's Profit Sharing Plan, established in January 1980, is intended to provide deferred compensation benefits to all employees of the Company and the Bank via contributions to the plan by the Company. In March 1989, the Bank and the Company adopted an amendment to the Profit Sharing Plan to include a 401(k) provision (401(k) Plan). Hourly and salaried employees of the Company and the Bank who have completed 250 hours of service with the Company or the Bank are eligible to participate in the 401(k) Plan (Participants). Participants may elect to defer 1% to 15% of their annual salary up to the maximum dollar limitation as established by the IRS (Participant Contributions). A Participant's interest in his or her Participant Contribution is fully vested immediately.
     The Company may elect to contribute on a quarterly basis fifty percent (50%) on every dollar contributed by the employee up to six percent (6%) of annual salaries. The Company has the discretion to make additional contributions which will be allocated to the accounts of eligible Participants based on the ratio of each Participant's salary to the total salary. Participant's interests in such Company contributions vest on a five (5) year schedule according to years of service rendered. During 1994, the Bank made matching contributions (on a quarterly basis) of approximately $105,000 to the 401(k) Plan. Matching contributions by the Company were suspended as of January 1, 1995.

Employee Stock Ownership Plan
     In September 1990, the Company and the Bank adopted an Employee Stock Ownership Plan (ESOP), effective January 1, 1990, for all eligible employees. The ESOP was adopted in order to provide the employees of the Company and its subsidiaries with an opportunity to acquire an ownership interest in the Company. The Trustee of the ESOP Trust appointed by the Board of Directors is presently Mechanics Bank of Richmond, and a committee appointed by the Board of Directors administers the ESOP for the exclusive benefit of participants and their beneficiaries. Under the terms of the ESOP, the amount of contributions made is within the sole discretion of the Board of Directors. Contributions to the ESOP are allocated among eligible employee' accounts in relation to their compensation as shares of Company Common Stock are acquired and vest over a period specified in the ESOP. Any shares held by the ESOP are distributed to employees following death, disability, retirement or other separation from employment in accordance with the terms of the ESOP. For the year 1995, no shares were contributed by the Company to the ESOP.

Director Compensation
     All directors' fees were discontinued as of June 28, 1994. Prior to June 28, 1994, each outside member of the Board of Directors received $200 per Board and committee meeting attended and a retainer fee in the amount of $800 per month. It is expected that, following the completion of the Offering in early 1996, the Company and the Bank will seek the necessary approvals from their respective regulatory authorities to reinstate compensation for outside directors. No assurance can be given that the Company or the Bank will receive such approvals or in what amounts such compensation may be paid, if approved.

 Directors' Stock Option Plan
     On September 26, 1989, the Board of Directors of the Company adopted the First Commercial Bancorp, Inc. Directors' Stock Option Plan (Directors' Plan), which was approved by the stockholders at the Annual Meeting of Stockholders on May 23, 1990. There are presently reserved for issuance under the Directors' Plan 250,000 shares of the Common Stock. Only non-employee directors of the Company, of which there are currently two, are eligible to receive options in accordance with a specific formula under the Directors' Plan.

     Options granted under the Directors' Plan are non-statutory options. Three former directors of the Company who resigned effective August 29, 1995, three former directors who resigned effective December 27, 1995 and one director who resigned effective March 18, 1996, each hold an option to purchase 10,000 shares of Common Stock at an option price of $11.12 per share, which will expire one year from the date of resignation. Mr. Morris may be eligible to receive the grant of an option under the Directors' Plan in September 1997. No options were granted in 1995 pursuant to the Directors' Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
     As of December 31, 1995, and without giving effect to the Offering, no person or group known to the Company owned beneficially more than five percent (5%) of the outstanding shares of its Common Stock, except as set forth below:

                                                           Percentage of
Name and Address of         Amount and Nature            Outstanding Shares
   Beneficial Owner      of Beneficial Ownership         Beneficially Owned
   ----------------      -----------------------         ------------------
First Banks, Inc.
135 North Meramec
Clayton, MO  63105           130,000,000(1)                   96.53%(1)
__________________
(1) Includes 65,000,000 shares which First Banks has the right to obtain upon conversion of the entire principal amounts of the Debentures into shares of Common Stock. In addition, First Banks also has the right to receive interest on the Debentures at a 12% annual rate, which is convertible into shares of Common Stock.

Item 13.  Certain Relationships and Related Transactions
     There have been no transactions since January 1, 1995, nor are there any currently proposed transactions, to which the Company or the Bank was or is to be a party, in which the amount involved exceeds $60,000 and in which any director, executive officer, nominee as a director, five percent (5%) stockholder or member of the immediate family of any of the foregoing persons had, or will have, a direct or indirect material interest, except as described below.
     The Company and the Bank entered into the Standby Stock Purchase Agreement with First Banks and Mr. Dierberg, which was later amended and restated as the Stock Purchase Agreement, as well as the related Additional Investment and Standby Agreements. The voting stock of First Banks is owned by various trusts which were created by and are administered by and for the benefit of Mr. Dierberg and members of his immediate family. Accordingly, Mr. Dierberg controls the management and policies of the Company and the election of its directors. As of December 31, 1995, First Banks owns beneficially approximately 96.53% of the Common Stock. On December 27, 1995, Mr. Dierberg was appointed to serve as a director of the Company. Pursuant to the Stock Purchase Agreement, Mr. Allen H. Blake and Mr. Donald W. Williams also have been appointed as directors of the Company. Messrs. Blake and Williams also render services as executive officers to the Company and the Bank as well as to First Banks and its affiliates. As described previously, Messrs. Blake and Williams are compensated independently for their services to First Banks and its affiliates, and First Banks will be reimbursed for their services to the Company and the Bank pursuant to the Management Services Agreement. The Management Services Agreement is described further below.
     The Company and the Bank have entered into a Cost Sharing Agreement dated December 21, 1995 with First Bank & Trust, a wholly-owned subsidiary of First Banks. The Cost Sharing Agreement is designed to allow the Company and the Bank to share the benefits, services and costs of certain personnel employed by First Bank & Trust, including services in the areas of lending, human resources and branch administration. Similarly, the Bank has entered into a Management Services Agreement dated December 21, 1995 with First Banks, pursuant to which First Banks or certain subsidiaries of First Banks may provide the Bank with services in the areas of lending, human resources, corporate audit, general accounting, asset/liability management, investments, planning and budgets, branch administration and purchasing and accounts payable. Both of the Cost Sharing Agreement and the Management Services Agreement contain provisions requiring services rendered to the Bank to be provided on the same terms and conditions, including audit standards, that are substantially the same, or at least as favorable to the Bank, as then prevailing at the time for comparable transactions with, or not involving, other nonaffiliated companies. In the absence of comparable transactions, the agreements require the services to be rendered on terms and under conditions, including audit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies. For December 1995, the Bank paid $16,466 in fees pursuant to the Management Services Agreement. No fees were paid as of December 31, 1995 in respect of the Cost Sharing Agreement.

     The Bank entered into a Service Agreement dated December 8, 1995 with FirstServ, Inc., a wholly-owned subsidiary of First Banks, pursuant to which FirstServ, Inc. provides data processing and item processing to the Bank. FirstServ, Inc. provides such services through a facilities management agreement with First Services, L.P., a limited partnership indirectly owned by Mr. Dierberg and his children. The Bank anticipates paying approximately $28,000 per month for basic services pursuant to the Service Agreement, which fees are comparable the expenses previously incurred by the Bank in its internal data processing operations. The Bank paid to FirstServ, Inc. a one-time conversion training fee of $30,000.

Indebtedness of Directors and Executive Management
     Some of the directors and executive officers of the Company and members of their immediate families and the companies with which they have been associated have been customers of, and have had banking transactions with, the Bank in the ordinary course of the Bank's business since January 1, 1995, and the Bank expects to have such banking transactions in the future. All loans and commitments to lend included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the Bank, did not involve more than the normal risk of collectibility or present other unfavorable features.
     At December 31, 1995, the Bank had no outstanding loans to directors or executive officers.
                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) The following documents are filed as part of this Report:
                1. Financial Statements: The Financial Statements listed under Item 8 to this Report are set forth at pages 22 through 26, and the Notes to Consolidated Financial Statements are set forth at pages 27 through 43, of the Annual Report (See Exhibit 13 under Paragraph (a)3 of this Item 14).

                2.    Financial  Statement Schedules:  None

                3.    Exhibits:   The following exhibits listed in the  Exhibit
                                  Index  are filed  with this Report:

                      Exhibit 13    Annual Report to Shareholders   for  1995.
                                    The  Annual  Report  to  Shareholders  for
                                    1995 is  being  filed as an  Exhibit solely
                                    for the purpose of  incorporating  certain
                                    provisions thereof by  reference. Portions
                                    of  the  Annual   Report  to  Shareholders
                                    for 1995 not specifically incorporated by reference are not deemed "filed" for the purposes of the Securities Exchange Act of 1934, as amended.

                       Exhibit 21   Subsidiary of the Registrant.

                       Exhibit 23.1 Consent of Arthur Andersen LLP

                       Exhibit 27   Financial Data Schedule (EDGAR only)

         (b)     Reports on Form 8-K during the quarter ended December 31, 1995:

                    (1) On November 20, 1995, the Company filed a Current Report on Form 8-K reporting, pursuant to Item 4 thereof, a "Change in the Registrant's Certifying Accountants."

                    (2) On December  28, 1995,  the  Company  filed  a  Current
                 Report on Form 8-K reporting, pursuant to Item 5 thereof, a "Changes in Control of Registrant."

         (c)     See the Exhibit Index attached hereto at pages 24 through 25.
 .

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST COMMERCIAL BANCORP, INC.

                                     By:  /s/ Donald W. Williams
                                          ----------------------
                                              Donald W. Williams
                                              Acting Chairman of the Board
                                                  of Directors, President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                     By:  /s/ Allen H. Blake
                                          ------------------
                                              Allen H. Blake
                                              Interim Chief Financial Officer,
                                                   and Director
                                                  (Principal Financial and
                                                       Accounting Officer)

Date:  March 26, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

         Signature and Title                                  Date
         -------------------                                  ----

 /s/ James F. Dierberg                                        March 26, 1996
 ---------------------                                        --------------
James F. Dierberg, Director


 /s/ Allen H. Blake                                           March 26, 1996
 ------------------                                           --------------
Allen H. Blake, Interim Chief Financial Officer and
       Director.

 /s/ Donald W. Williams                                       March 26, 1996
 ----------------------                                       --------------
Donald W. Williams, Acting Chairman of the
   Board, President and Chief Executive Officer

 /s/ Michael P. Morris                                        March 26, 1996
 ---------------------                                        --------------
Michael P. Morris, Director

                                  EXHIBIT INDEX


     These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
                               Number Description
                               ------------------


 3(a)       Certificate of Incorporation (1)

 3(b)       Amendment to Certificate of Incorporation (6)

 3(c)       Bylaws (1)

 3(d)       Amendments to Bylaws (6)

 5.         Opinion of Lillick & Charles LLP

 8.         Opinion of Lillick & Charles LLP re: Tax Matters

10.1        Amended and Restated Stock Purchase Agreement dated
            August 7, 1995 by and between First Commercial Bancorp, Inc., First Commercial Bank, First Banks, Inc. and James. F. Dierberg (2)

10.2        Additional Investment Agreement dated October 31, 1995 (3)

10.3        Investment Debenture dated October 31, 1995 (3)

10.4        Stock Pledge Agreement dated October 31, 1995 (3)

10.5        Standby Agreement dated December 28, 1995 (4)

10.6        Management Services Agreement dated December 21, 1995
            by and between First Commercial Bank and First Banks, Inc. (3)

10.7 Cost Sharing Agreement dated December 21, 1995 by and between First Commercial Bancorp, Inc., First Commercial Bank and First Bank & Trust (3)

10.8        Lease between Northrup-Howe Tower Group and First
            Commercial Bank dated June 14, 1995 (3)

10.9 Amendment and Restatement of Employment Agreement by and between James E. Culleton and First Commercial Bancorp, Inc. and First Commercial Bank (6)

10.10 Amendment No. 1 to Employment Agreement by and between Anne H. Long, First Commercial Bancorp, Inc. and First Commercial Bank (3)

10.11       Agreement with Seapower Carpenter Capital, d.b.a. Carpenter &
            Company (6)

10.12       Subscription Agent Agreement with The First National Bank of
            Boston (6)

10.13       Escrow Agreement with State Street Bank and Trust Company (6)

10.14 Service Agreement between First Commercial Bank and FirstServ, Inc. dated December 8, 1995 (6)

13. 1995 Annual Report to Stockholders -- filed herewith. Portions not specifically incorporated by reference in this Report are not deemed "filed" for the purposes of the Securities Exchange Act of 1934.

21.         Subsidiaries (5)

23(a)       Consent of Arthur Andersen LLP

27.         Financial Data Schedule (EDGAR only)
__________
(1)      Filed as Exhibits 3.1 and 3.2 to the Registrant's 1990 Annual Report
           on Form 10-K and incorporated herein by reference.
(2)      Files as Exhibit 2 to the Registrant's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 1995 and incorporated herein by reference.
(3)      Filed as Exhibits 10(a), 10(b), 10(c), 10(g), 10(h), 10(d) and 10(f)
           to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(4)      Filed as Exhibit 10(c) to the Registrant's Current Report on Form 8-K
           dated December 28, 1995.
(5) Filed as Exhibit 21 to the Registrant's Registration Statement on Form S-1 (No. 33-92928) as filed on May 31, 1995.
(6)      Filed as Exhibits 3(b), 3(d), 10.9, 10.11, 10.12, 10.13 and 10.14.

                                   EXHIBIT 13

                                     1995

                                  ANNUAL REPORT

                         First Commercial Bancorp, Inc.

                                Table of Contents







                                                                         Page
                                                                         ----

Letter to Shareholders...........................................           1

Selected Consolidated and Other Financial Data...................           3

Management's Discussion and Analysis.............................           4

Quarterly Condensed Financial Data - Unaudited...................          20

Independent Auditors' Report.....................................          21

Financial Statements:

Consolidated Balance Sheets......................................          22

Consolidated Statements of Operations............................          24

Consolidated Statements of Changes in Stockholders' Equity.......          25

Consolidated Statements of Cash Flows............................          26

Notes to Consolidated Financial Statements.......................          27

Investor Information ............................................          44

Corporate Directory..............................................          45

                             Letter To Shareholders




Dear Valued Shareholders, Customers, and Friends:

It has been a challenging year for our Company as we worked diligently to enhance the performance of our organization for the benefit of both our customers and our shareholders. We are pleased with the tremendous efforts made in 1995 which have resulted in significant benefits for the future success of First Commercial Bancorp, Inc.

Entering the year 1995, the Company's strategic plan included the infusion of new capital which has been imperative for the survival of First Commercial Bancorp. It was with great pleasure that we entered into a Stock Purchase Agreement in 1995 with First Banks, Inc., a $3.6 billion multibank holding company headquartered in St. Louis, Missouri, which ultimately provided $6.5 million of new equity capital and $6.5 million of debt financing. The proceeds of this agreement, with the exception of $250,000 retained by First Commercial Bancorp, was provided to First Commercial Bank to improve its regulatory capital. Effective in this regard and now considered adequately capitalized, the Company is pleased to report that the leverage capital ratio of First Commercial Bank at December 31, 1995 was 6.58% compared to 2.22% at year-end 1994.

A clear focus for 1995 also included the reduction of assets and operating expenses. In order to optimize the utilization of its capital resources, the Company elected to close one branch and sell another which served to reduce assets, deposits, and staff expenses. The Company also subleased its corporate space, moving to more modest, less expensive quarters. In addition, the Company was successful in its efforts to systematically streamline its operations and has pared its noninterest expenses. In December, First Commercial Bancorp closed its data processing operations and converted to the system available through First Banks, Inc. which served to reduce the expenses of our operation by approximately 50%.

Consistent with the 1995 strategic plan, the Company has been aggressively addressing its asset quality issues. Nonperforming assets which represented $17.4 million at December 31, 1994 were reduced significantly to $8.2 million at December 31, 1995. Similarly, the level of classified assets was reduced from $24.5 million at year-end 1994 to $20.6 million at year-end 1995. While substantial improvements were accomplished in the restructuring, refinancing, repayment and strengthening of credits, approximately $7.3 million of loans and other real estate was charged-off during the year. While the Company is confident these necessary actions will have a substantial effect on the future earnings potential of the Bank, the Company experienced a negative effect on the 1995 operating results, incurring a net loss of $7.43 million for the year.

While it is not possible for us to be proud of the struggle and obstacles we have endured at First Commercial Bancorp in recent years and the effects of these deterrents to earnings, we are quite proud of the efforts we made in 1995 to rebuild the Company for future success. We are now more ideally poised to re-establish the presence of First Commercial Bank in the communities we are proud to serve. We have restaffed the Bank's corporate business development area with an experienced team of highly skilled lending officers who are serving to re-introduce the "new" First Commercial Bank to our existing customers and prospects. With the conversion to the new data system in December, the staff has been updated on system enhancements and is ready to deliver new products and enhanced services for the benefit of our valued customers. Additionally, we are acting on opportunities to continue to build capital strength. In this regard, the Company filed an Amended Registration Statement with the Securities and Exchange Commission for a rights offering to its existing shareholders, other than First Banks, a limited offering to the public, and a dividend exchange offering. If fully subscribed, these offerings would result in an additional $6.0 million in new capital to First Commercial Bancorp, bolstering capital levels of the Bank above regulatory guidelines. The Registration Statement was declared effective on February 16, 1996, and the Prospectuses were recently mailed to eligible shareholders.

Having set in motion a new positive direction for the Company, Manuel Perry, Jr., Chairman of the Board, announced his resignation in March 1996. Mr. Perry's contributions and dedication to the recovery of First Commercial Bank have been both admired and appreciated, and it is with the greatest of respect that we bid farewell to Manuel's wisdom, leadership and untiring enthusiasm for the Company.

While we must continue to work in problem areas which have troubled the Bank in the past, it is with renewed enthusiasm and confidence that we now face the opportunities which await us. At this time, we would like to extend our sincerest appreciation to our dedicated employees, customers, shareholders and friends who have provided us with unwaivering support. And it is to each of you that we pledge our commitment to maintaining the momentum we have established to meet our long-term objective of a progressive and profitable new First Commercial Bancorp.


Sincerely,




/s/Donald W. Williams
- ---------------------
Donald W. Williams
Acting Chairman of the Board,
     President and Chief Executive Officer



March 20, 1996

                                 First Commercial Bancorp, Inc. and Subsidiary

                                 Selected Consolidated and Other Financial Data


     The following table presents  selected  consolidated  financial  information for First Commercial  Bancorp,
Inc. and subsidiary (FCB or the Company)  for each of the years in the five-year period ended December 31, 1995.

                                                                       Year ended December 31,
                                                                       -----------------------
                                                 1995           1994            1993         1992          1991
                                                 ----           ----            ----         ----          ----

Statement of operations data:
    Interest income                         $   13,750          18,356         20,100       24,605         38,214
    Interest expense                             6,136           5,910          6,370        8,973         16,090
                                                 -----           -----          -----        -----         ------
    Net interest income                          7,614          12,446         13,730       15,632         22,124
    Provision for possible loan losses           3,885           9,809          8,100        7,260          4,820
                                                 -----           -----          -----        -----          -----
    Net interest income after provision
       for loan losses                           3,729           2,637          5,630        8,372         17,304
    Noninterest income                           1,328           1,973          2,995        2,502          2,212
    Noninterest expense                         12,589          20,393         19,703       16,264         17,377
                                                ------          ------         ------       ------         ------
    Income (loss) before income taxes           (7,532)        (15,783)       (11,078)      (5,390)         2,139
    Provision for (benefit of) income taxes       (101)          2,407         (3,767)      (1,872)           536
                                                ------           -----         ------       ------            ---
    Net income (loss)                      $    (7,431)        (18,190)        (7,311)      (3,518)         1,603
                                               =======         =======         ======       ======          =====

Per share data:
    Net income (loss)                      $      (.33)          (3.89)         (1.56)        (.75)           .34
    Book value per share                           .16             .93           4.95         6.51           7.38
    Weighted average shares outstanding         22,826           4,675          4,675        4,663          4,754

Balance sheet data:
    Investment securities, federal funds
       sold and other short-term earning
       assets                               $   83,249          85,189        113,701       46,224         83,543
    Total loans, net of unearned discount       74,015         130,172        194,377      234,923        295,761
    Total assets                               169,535         239,306        349,777      332,426        423,295
    Non-interest-bearing deposits               27,517          56,483        134,961      114,109        122,050
    Interest-bearing deposits                  128,647         177,053        188,835      185,637        263,867
    Retained (deficit) earnings                (30,311)        (22,880)        (4,690)       2,621          6,157
    Total stockholders' equity                   3,579           4,355         23,144       30,444         33,909

Selected financial ratios:
    Return on average assets                     (4.09)%        (6.42)          (2.30)        (.98)          .41
    Return on average stockholders' equity     (205.11)       (112.01)         (26.57)      (10.29)         4.42
    Average stockholders' equity to
       average assets                             1.99           5.73            8.65         9.48          9.35
    Net charge-offs on loans to average loans     6.04           5.62            2.86         2.58           .94
    Allowance for possible loan losses to
       total loans outstanding                    7.28           5.71            3.77         2.33          1.69
    Allowance for possible loan losses to
       total nonperforming loans                119.05          61.25           33.20        19.87         63.96
    Total Tier 1 capital to average assets
       (leverage)                                 2.14           1.87            6.61         8.48          8.10
    Total risk-based capital to risk-adjusted
       assets                                     4.99           4.27           10.16        11.89         11.12
    Total regulatory risk-based capital
       requirement                                8.00           8.00            8.00         8.00          7.25


                 First Commercial Bancorp, Inc. and Subsidiary
                      Management's Discussion and Analysis

General
     First Commercial Bancorp, Inc. (FCB or the Company) is a Sacramento, California-based bank holding company which reincorporated in Delaware in 1990 and conducts its business through its sole subsidiary, First Commercial Bank, a California state chartered bank (the Bank). The Bank commenced operations in 1979. The Bank operates a commercial banking business through its headquarters office and six branch offices located in Sacramento (headquarters and one branch), Roseville (two branches), San Francisco, Concord and Campbell, California. At December 31, 1995, the Company had $169.5 million in total assets, $74.0 in total loans, net of unearned discount, $156.2 million in total deposits, and $3.6 million in total stockholders' equity.
     The Bank offers a broad range of commercial and personal banking services, including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. The Bank's lending services include commercial and industrial, agricultural, real estate construction and development, residential real estate and consumer loans. Other financial services include credit-related insurance, automatic teller machines and safe deposit boxes.
     FCB grew substantially during the 1980s, primarily through the acquisition of 13 branches from California Canadian Bank and the acquisition of Citizens
Bank of  Roseville.  Between  1988 and 1992,  the  Company  focused  its lending activities on real estate construction loans and loans to small- and medium-sized businesses. FCB funded a substantial portion of its lending activities through deposits from title insurance and escrow companies, and from small- to medium-sized businesses. By December 31, 1993, FCB's total assets had reached $349.8 million. Included in this were $83.7 million of real estate construction and real estate secured loans, which represented 42.9% of the loan portfolio. This asset growth was funded by $323.8 million of deposits, of which $86.5 million, or 26.7% were title and escrow accounts. This focused lending and deposit generation strategy involved certain risks which contributed significantly to FCB's financial performance in recent years.
     FCB reported losses of $3.5 million, $7.3 million, $18.2 million and $7.4 million for the years ended December 31, 1992, 1993, 1994 and 1995, respectively. As a result of these substantial losses, FCB and the Bank have been operating under the terms of a Memorandum of Understanding (MOU) and under certain regulatory orders (Orders), respectively, which have placed significant restrictions on their operations, including restrictions on the payment of dividends, requirements for the attainment of specified capital levels and reductions of classified assets. As a result of the recapitalization discussed below, combined with numerous other actions which have been taken, FCB and the Bank believe that they are in substantial compliance with most of the requirements of the MOU and the Orders. However, full compliance, particularly with certain capital requirements, has not yet been achieved and the Bank continues to be designated a problem bank and is considered "troubled" for all regulatory purposes. See the Capital section of Management's Discussion and Analysis for additional information regarding FCB's and the Bank's regulatory capital positions.
     In response to the MOU and the Orders, and recognizing its continuing losses and declining capital, management has focused its efforts upon restructuring and recapitalizing FCB and the Bank during 1995. In addition to the primary objective of obtaining a source of substantial new capital, the strategy was to: (1) reduce total assets; (2) reduce operating expenses and staffing levels; (3) reduce nonperforming assets, while increasing the reserve coverage of the remaining nonperforming assets; (4) reduce the portfolio of real estate construction loans; (5) eliminate volatile deposits and close non-strategic branch offices; and (6) maintain high levels of liquidity to facilitate asset and deposit dispositions. The effects of the various components of this strategy are apparent throughout the accompanying consolidated financial statements.
     During the year ended December 31, 1995, FCB reduced its total assets 29.2% to $169.5 million and its deposits 33.1% to $156.2 million. These reductions were accomplished in part by the sale of the Bank's San Diego branch office in January 1995 and the closure of the Santa Rosa branch in April 1995. The liquidity necessary to dispose of these two branches was partially provided by FCB's reduction in its commercial and real estate loan portfolios. For the year ended December 31, 1995, FCB's commercial loan portfolio decreased by 51.5% to $33.8 million and the real estate loan portfolio decreased by 32.6% to $37.0 million.

Recapitalization
     FCB continued to incur losses throughout 1995. As a result, by June 30, 1995, FCB's leverage capital ratio had decreased to (.23)%, reflecting its negative capital position, and the Bank's leverage capital ratio had decreased to 1.08%. The Bank's capital level caused it to be classified as "critically undercapitalized" for regulatory purposes, subjecting it to the Prompt Corrective Action (PCA) provisions of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and requiring it to seek additional capital or face the possible imposition of a conservatorship or receivership within 90 days. Mr. James F. Dierberg, President and Chief Executive Officer of First Banks, Inc., a Missouri corporation (First Banks), had provided interim financing for the Bank by purchasing $1.5 million of Bank nonvoting preferred stock on June 30, 1995. On August 7, 1995, FCB entered into an Amended and Restated Stock Purchase Agreement (Stock Purchase Agreement) with First Banks and Mr. Dierberg. The Stock Purchase Agreement, and subsequent agreements entered into with First Banks, resulted in a series of transactions as follows:

       a. On August 22, 1995, First Banks acquired the Bank preferred stock from Mr. Dierberg for $1.5 million.

       b. On August 23, 1995, First Banks purchased 116,666,666 shares of Bank common stock for an additional $3.5 million.

       c. On October 31, 1995, First Banks purchased a convertible debenture of FCB for $1.5 million, the proceeds of which were used to increase the capital of the Bank.

       d. Following  the   completion  of  a  Special  Stockholders' Meeting on
          December 27, 1995, the shares of Bank preferred stock and Bank common stock held by First Banks were exchanged for 50,000,000 shares of FCB
          common   stock.  In addition,  First Banks  purchased  a  convertible debenture of FCB for $5.0 million, the proceeds of which, except for $250,000 retained by FCB, were contributed to the capital of the Bank.

       e. On December 28, 1995, First Banks purchased an additional 15,000,000 shares of FCB common stock for $1.5 million, the proceeds of which were used to increase the capital of the Bank.

     As a result of these transactions, the leverage capital ratios of FCB and the Bank as of December 31, 1995 have increased to 2.14% and 6.58%, respectively. Although FCB continues to be considered "significantly undercapitalized" for regulatory purposes, the Bank is considered "adequately capitalized." As of December 31, 1995, First Banks owned 93.29% of the issued and outstanding common stock of FCB.

Financial Condition and Average Balances
     FCB's average total assets were $181.7 million at December 31, 1995, compared with $283.6 million and $318.2 million at December 31, 1994 and 1993, respectively. This reduction in average assets reflects FCB's strategy to reduce assets to compensate for its eroding capital base over this time period, and to reduce title and escrow deposits to better control FCB's dependence on volatile liabilities. Included in the reduction in 1995 was the sale of the San Diego branch in January 1995, which had $16.6 million of total deposits at the date of the sale, and the closing of the Santa Rosa branch in April 1995, which had total deposits of approximately $9.0 million at the date of closing.
     The reduction in deposits was partially funded by corresponding reductions in loans, net of unearned discount, which were $74.0 million at December 31, 1995, compared with $130.2 million and $194.4 million at December 31, 1994 and 1993, respectively. This reduction reflects FCB's efforts to reduce its level of problem assets, and in particular, the efforts to reduce its concentration in real estate construction and development and in commercial real estate loans. Construction and development loans decreased to $4.1 million at December 31, 1995, from $16.4 million and $39.9 million at December 31, 1994 and 1993, respectively. Other loans secured by real estate have been reduced to $32.9 million at December 31, 1995, compared with $38.4 million and $43.8 million at December 31, 1994 and 1993, respectively.

     The  following  table  sets forth  certain  information  relating  to FCB's average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                                                    Years ended December 31,
                                                                    ------------------------
                                              1995                          1994                           1993
                                              ----                          ----                           ----
                                            Interest                        Interest                     Interest
                                Average      income/ Yield/       Average    income/ Yield/     Average   income/   Yield
Assets                          balance      expense  rate        balance    expense  rate      balance   expense   rate
- ------                          -------      -------  ----        -------    -------  ----      -------   -------   ----
                                                           (dollars expressed in thousands)
Interest-earning assets:
   Loans (1) (2) (3)           $ 97,875       9,734   9.95%    $166,866      15,126   9.07%     $211,772   17,787    8.40%
   Investment securities (3)     32,994       1,981   6.00       20,696       1,109   5.36        19,831    1,286    6.48
     Federal funds sold and
       repurchase agreements     34,946       2,035   5.82       46,249       2,026   4.38        29,470      898    3.05
   Other                             10           0      -        2,560          95   3.71         3,418      129    3.77
                                 ------       -----               -----       -----                -----      ---
     Total interest-earning
       assets                   165,825      13,750   8.29      236,371      18,356   7.77       264,491   20,100    7.60
                                             ------   ====                   ------   ====                 ------    ====
Nonearning assets                15,859                          47,202                           53,713
                                 ------                          ------                           ------
     Total assets              $181,684                        $283,573                         $318,204
                               ========                        ========                         ========

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
  Interest-bearing demand
   deposits                   $  48,036       1,082    2.25%     82,088       1,989    2.42%      88,002    2,405    2.73%
  Savings deposits               18,188         481    2.65      24,032         589    2.45       24,846      723    2.91
  Time deposits of $100
   or more                       19,863       1,054    5.31      29,281       1,123    3.84       38,159    1,131    2.96
  Other time deposits            55,492       3,366    6.07      49,919       2,157    4.32       45,453    2,026    4.46
                                 ------       -----              ------       -----               ------    -----
   Total interest-bearing
    deposits                    141,579       5,983    4.23     185,320       5,858    3.16      196,460    6,285    3.20
   Notes payable and other
    borrowings                    1,566         153    9.77         747          52    6.96        1,234       85    6.89
                                  -----       -----                 ---          --                -----       --
   Total interest-bearing
     liabilities                143,145       6,136    4.29     186,067       5,910    3.18      197,694    6,370    3.22
                                -------       -----    ====                   -----    ====                 -----    ====
Noninterest-bearing liabilities:
   Demand deposits               34,096                          79,340                           91,966
   Other liabilities                820                           1,618                            1,030
                                 ------                          ------                           ------
             Total liabilities  178,061                         267,025                          290,690
Stockholders' equity              3,623                          16,548                           27,514
                                -------                         -------                          -------
    Total liabilities and
      stockholders' equity   $  181,684                        $283,573                         $318,204
                             ==========                        ========                         ========

Net interest income                      $   7,614                        $  12,446                     $ 13,730
                                         =========                        =========                     ========
Net interest margin                                   4.59%                          5.27%                          5.19%
                                                      ====                           ====                           ====

_______________
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2) Interest income on loans includes loan fees.
(3) FCB has no tax-exempt income.

     The following table indicates the changes in interest income and interest expense which are attributable to changes in average volume and changes in average rates, in comparison with the same period in the preceding year. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

                                                         Increase (decrease) attributable to change in
                                                         ---------------------------------------------
                                              December 31, 1995 compared            December 31, 1994 compared
                                                 to December 31, 1994                   to December 31, 1993
                                                 --------------------                   --------------------
                                                                        Net                                  Net
                                          Volume          Rate        Change       Volume       Rate       Change
                                          ------          ----        ------       ------       ----       ------
                                                              (dollars expressed in thousands)
Interest earned on:
   Loans (1) (2)                       $  (7,045)        1,653       (5,392)      (3,905)       1,244     (2,661)
   Investment securities (3)                 726           146          872           53         (230)      (177)
   Federal funds sold and
     repurchase agreements                (1,480)        1,489            9          675          453      1,128
   Other                                    (127)           32          (95)         (32)           (2)      (34)
                                          ------         -----       ------        -----        ------     -----
         Total interest income            (7,926)        3,320       (4,606)      (3,209)       1,465     (1,744)
                                          ------         -----       ------       ------        -----     ------
Interest paid on:
   Interest-bearing demand deposits         (776)         (131)        (907)        (155)        (261)      (416)
   Savings deposits                         (163)           55         (108)         (23)        (111)      (134)
   Time deposits of $100 or more            (425)          356          (69)        (298)          290        (8)
   Other time deposits                       241           968        1,209          196          (65)       131
   Other borrowed funds                       74            27          101          (33)           0        (33)
                                           -----         -----        -----         ----         ----        ---
         Total interest expense           (1,049)        1,275          226         (313)        (147)      (460)
                                          ------         -----          ---         ----         ----       ----
         Net interest income           $  (6,877)        2,045       (4,832)      (2,896)       1,612     (1,284)
                                          ======         =====       ======       ======        =====     ======

________________________

     (1) For purposes of these computations, nonaccrual loans are included in the average loan amounts. (2) Interest income on loans includes loan fees. (3) FCB has no tax-exempt income.

Net Interest Income
     The primary source of FCB's income is net interest income, which is the difference between the interest earned on assets and the interest paid on liabilities. Net interest income was $7.61 million, or 4.59% of average earning assets, for the year ended December 31, 1995, compared with $12.45 million, or 5.27% of average earning assets, and $13.73 million, or 5.19% of average earning assets, for the years ended December 31, 1994 and 1993, respectively.
     The decrease in net interest income for the three-year period ended December 31, 1995 is primarily attributable to the decrease in average interest-earning assets during this period and, to a lesser degree, a shift in the composition of such assets from loans, which provide substantially more net interest income, to investment securities and cash and cash equivalents. The decrease in average interest-earning assets and the change in the composition of interest-earning assets is consistent with FCB's recapitalization strategy.

Comparison of Results of Operations for 1995 and 1994

Net Loss
     Net loss for the year ended December 31, 1995 was $7.43 million in comparison to a net loss of $18.19 million for the same period in 1994. The improvement in the operating results for 1995, in comparison to 1994, is attributable to reductions in the provision for possible loan losses and noninterest expenses, partially offset by a reduction in net interest income. As previously discussed, net interest income was $7.61 million, or 4.59% of average earning assets, for 1995, compared to $12.45 million, or 5.27% of average earning assets, for 1994.

Provision for Possible Loan Losses
     The provision for possible loan losses was $3.89 million and $9.81 million for the years ended December 31, 1995 and 1994, respectively. Net loan charge-offs were $5.91 million and $9.71 million for the years ended December 31, 1995 and 1994, respectively. The allowance for possible loan losses was $5.39 million, or 7.28% of loans, net of unearned discount, at December 31, 1995, compared to $7.44 million, or 5.71% of loans, net of unearned discount, at December 31, 1994. The reduction in the allowance for possible loan losses reflects the decrease in the amount of nonperforming and criticized loans during the year as well as the overall decline in the total loans outstanding. However, the allowance for possible loan losses as a percentage of loans increased in recognition of the disproportionate affect which the amount of nonperforming and criticized loans has on a decreasing portfolio. As more fully discussed in the Financial Condition and Average Balances and Lending and Credit Management sections of Management's Discussion and Analysis, the decrease in the provision for possible loan losses during 1995 is primarily attributable to this reduction in the loan portfolio, including nonperforming loans, and the stabilizing market values of real estate within FCB's market area.

Noninterest Income and Expense
     Noninterest income decreased by $640,000 to $1.33 million from $1.97 million for the years ended December 31, 1995 and 1994, respectively.
     Service charges on deposit accounts and customer service fees decreased by $479,000 to $801,000 from $1.28 million for the years ended December 31, 1995 and 1994, respectively. The decrease is primarily attributable to the sale of the San Diego branch in January 1995 and the closure of the Santa Rosa branch in April 1995, which resulted in a reduction in accounts on which service charges could be assessed.
     Mortgage brokerage activities of FCB were discontinued in April 1994. Mortgage brokerage fee income for the year ended December 31, 1994 was $68,000. In addition, FCB discontinued its in-house credit card program during the second quarter of 1995, resulting in a decrease in related fee income of $49,000 to $19,000 from $68,000 for the years ended December 31, 1995 and 1994, respectively.
     The following table summarizes noninterest expense for the years ended December 31, 1995 and 1994, respectively.

                                                                                   Increase (Decrease)
                                                                                   -------------------
                                                    1995            1994          Amount         Percent
                                                    ----            ----          ------         -------
                                                             (dollars expressed in thousands)

    Salaries and employee benefits                 $ 4,117         6,568          (2,451)        (37.32)%
    Occupancy, net of rental income                  1,603         1,443             160          11.09
    Furniture and equipment                            581           930            (349)        (37.53)
    Federal Deposit Insurance Corporation
       premiums                                        629           820            (191)        (23.29)
    Postage, printing and supplies                     297           372             (75)        (20.16)
    Legal, examination and professional fees         1,164           725             439          60.55
    Data processing                                    145            80              65          81.25
    Communications                                     210            82             128         156.10
    Write-downs of foreclosed real estate            1,391         4,961          (3,570)        (71.96)
    Expenses associated with holding
       foreclosed real estate                        1,383           418             965         230.86
    Net loss (gain) upon sale of foreclosed
       real estate                                    (143)          656            (799)       (121.80)
    Amortization and write-off of acquisition
       intangibles                                     -           1,047          (1,047)       (100.00)
    Other                                            1,212         2,291          (1,079)        (47.10)
                                                    ------        ------          ------
              Total noninterest expense            $12,589        20,393          (7,804)        (38.27)
                                                    ======        ======          ======         ======

     Noninterest expense decreased by $7.80 million to $12.59 million from $20.39 million for the years ended December 31, 1995 and 1994, respectively. While virtually each functional area of FCB has experienced reductions in noninterest expense, the decrease is primarily attributable to reductions in salaries and employee benefits, losses and expenses on foreclosed real estate and amortization and write-off of acquisition intangibles.

     The decrease in salaries and employee benefits of $2.45 million to $4.12 million from $6.57 million for the years ended December 31, 1995 and 1994, respectively, relates primarily to reductions in staff. FC's staff was reduced to 63 full-time equivalent employees at December 31, 1995, from 150 full-time equivalent employees at December 31, 1994. The decrease is attributable to the sale and closure of the San Diego and Santa Rosa branches, respectively, and in December 1995, FCB's conversion to First Banks' data processing and centralized operations. Offsetting the decrease in salaries and employee benefits for 1995 was $299,000 of severance costs. Those severance costs are associated with the realignment of staff in connection with the aforementioned conversion and centralization of certain operating functions, as well as an overall reevaluation of FCB's personnel requirements considering other services and personnel available through First Banks.
     Contributing further to the decrease in noninterest expense was a decrease of $3.41 million in losses and expenses on foreclosed property to $2.63 million from $6.04 million for the years ended December 31, 1995 and 1994, respectively. The reductions in write-downs reflect the decreasing volume of foreclosed real estate and the stabilizing market values of properties that were previously foreclosed upon. The increase in the expenses associated with holding foreclosed real estate is primarily attributable to the accrual of estimated costs to be incurred in connection with improvements to an undeveloped residential real estate project. The resulting net gains upon sales are reflective of the stabilizing market values for the properties sold during 1995.
     In addition, furniture and equipment decreased $349,000 to $581,000 from $930,000 for the years ended December 31, 1995 and 1994, respectively. The decrease is primarily due to the reduction in depreciation expense related to data processing equipment which was fully depreciated during 1994.
     Amortization and write-off of acquisition intangibles was $1.05 million for the year ended December 31, 1994, which included the write-off of the remaining intangible of $992,000 initially recorded in 1988 upon FCB's acquisition of three branches of Citizens Bank of Roseville.
     Offsetting the decrease in noninterest expense was an increase in occupancy expenses of $160,000 to $1.60 million from $1.44 million for the year ended December 31, 1995 and 1994, respectively. The increase is primarily attributable to a nonrecurring adjustment to write-off the remaining leasehold improvements of the Santa Rosa branch, which was closed during 1995, and the former administrative offices vacated in September 1995 to more economical offices available at FCB's Howe Avenue branch.

Income Taxes
     The accompanying consolidated statement of operations reflects a current income tax benefit of $101,000 for the year ended December 31, 1995. This compares to a $2.41 million provision for income taxes for the same period in 1994. For 1995, FCB realized a tax benefit of $101,000 resulting from its inclusion in the consolidated tax return of First Banks for the period subsequent to August 22, 1995, during which First Banks owned more than 80% of the outstanding stock of the Bank. If First Banks' ownership were to decrease below 80%, any subsequent tax benefits to be realized by FCB would be dependent on the ability of FCB to generate taxable income. As more fully described in
Note 19 to the accompanying consolidated financial statements, First Banks' ownership interest in FCB may fall below 80% depending on the results of the Rights Offering and Dividend Exchange offer commenced after December 31, 1995.
     The provision for income taxes for the year ended December 31, 1994 reflects the write-off of previously recorded deferred income tax assets. In recognition of the substantial loss reported for the year ended December 31, 1994, FCB concluded that it no longer met the realization standards for its income tax assets as embodied in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). See Note 8 to the accompanying consolidated financial statements for additional information regarding income taxes.

Comparison of Results of Operations for 1994 and 1993

Net Loss
     Net loss for the year ended December 31, 1994 was $18.19 million, compared with a net loss of $7.31 million for the year ended December 31, 1993. The operating results for 1994 reflect the additional provision for possible loan losses and write-downs and other expenses incurred in connection with the increasing levels of foreclosed real estate. These valuation adjustments became pronounced during 1994 as foreclosures increased and the economic values of the collateral securing FCB's real estate loan portfolio, including real estate development projects, continued to decline.
     As previously discussed, net interest income was $12.45 million, or 5.27% of average earning assets, for 1994, compared to $13.73 million, or 5.19% of average earning assets, for 1993.

Provision for Possible  Loan Losses
     The provision for possible loan losses was $9.81 million for the year ended December 31, 1994, compared to $8.10 million for 1993. Net loan charge-offs increased to $9.71 million for 1994, compared to $6.25 million for 1993. The provision for possible loan losses reflects FCB management's assessment of the credit quality of its loan portfolio, recognizing particularly the amount of nonperforming and criticized loans in the loan portfolio and the effects which regional economic conditions might have on the performance of the remainder of the portfolio. The allowance for possible loan losses at December 31, 1994 increased to $7.44 million, or 5.71% of loans, net of unearned discount, from $7.34 million, or 3.77% of loans, net of unearned discount, at December 31, 1993.

Noninterest Income and Expense
     Noninterest income was $1.97 million for the year ended December 31, 1994, compared to $3.0 million for the same period in 1993, representing a decrease of $1.03 million. The decrease is attributable to reduced service charges on deposit accounts of $144,000, primarily attributable to the decrease in the number of deposit accounts. Contributing further to the decrease was FCB's decision to discontinue its mortgage brokerage division in April 1994. Mortgage brokerage fee income decreased by $277,000 to $68,000 for the year ended December 31, 1994, from $345,000 for the same period in 1993. In addition, noninterest income for the year ended December 31, 1993 included $915,000 from the settlement of three outstanding lawsuits, in comparison to $290,000 from the settlement of a lawsuit during 1994.
     The following table summarizes noninterest expense for the years ended December 31, 1994 and 1993, respectively.

                                                                                    Increase (Decrease)
                                                                                    -------------------
                                                       1994          1993          Amount        Percent
                                                       ----          ----          ------        -------
                                                                (dollars expressed in thousands)
    Salaries and employee benefits                 $   6,568         6,951          (383)         (5.51)%
    Occupancy, net of rental income                    1,443         1,475           (32)         (2.17)
    Furniture and equipment                              930         1,075          (145)        (13.49)
    Federal Deposit Insurance Corporation
      premiums                                           820           866           (46)         (5.31)
    Postage, printing and supplies                       372           527          (155)        (29.41)
    Legal, examination and professional fees             725           843          (118)        (14.00)
    Data processing                                       80            72             8          11.11
    Communications                                        82           162           (80)        (49.38)
    Write-downs of foreclosed real estate              4,961         2,960         2,001          67.60
    Expenses associated with holding foreclosed
       real estate                                       418         1,746        (1,328)        (76.06)
    Net loss upon sale of foreclosed real estate         656            99           557         562.63
    Amortization and write-off of acquisition
      intangibles                                      1,047            73           974       1,334.25
    Other                                              2,291         2,854          (563)        (19.73)
                                                      ------         -----          ----
               Total noninterest expense           $  20,393        19,703           690           3.50
                                                      ======        ======           ===           ====

     Noninterest expense increased by $690,000 to $20.39 million for the year ended December 31, 1994, from $19.70 million for the year ended December 31, 1993. Although most expense areas decreased during this period, reflecting the general reduction in the Bank's scope of operations, this overall decrease was offset by significant increases in expenses primarily affected by the Bank's asset quality problems. Salaries and employee benefits decreased by $383,000 during 1994 in comparison to 1993. The decrease is primarily attributable to reductions in staff throughout 1994 to 150 full-time equivalent employees from 185 full-time equivalent employees at December 31, 1994 and 1993, respectively.
     Expenses related to furniture and equipment decreased by $145,000 to $930,000 from $1.08 million for the years ended December 31, 1994 and 1993, respectively. The decrease is primarily due to the reduction in depreciation expense related to data processing equipment which was fully depreciated in July 1994.

     Offsetting the aforementioned decreases was an increase in losses and expenses on foreclosed real estate of $1.23 million to $6.04 million from $4.81 million for the years ended December 31, 1994 and 1993, respectively. The write-downs reflect the increased volume of foreclosed real estate and the continued declines in market value that FCB experienced after the properties were foreclosed. The decrease in the expenses associated with holding foreclosed real estate is consistent with the decrease in other real estate to $5.22 million from $13.17 million at December 31, 1994 and 1993, respectively. The resulting net losses upon sales are reflective of FCB's decision to aggressively dispose of these properties.
     Amortization and write-off of acquisition intangibles increased to $1.05 million for the year ended December 31, 1994, compared with $73,000 for the year ended December 31, 1993, or by $977,000. The increase is attributable to the write-off of the remaining intangible of $992,000 initially recorded in 1988 upon the acquisition of three branches of Citizens Bank of Roseville.

Income Taxes
     The provision for income taxes for the year ended December 31, 1994 reflects the write-off of previously recorded deferred income tax assets. In recognition of the substantial loss reported for the year ended December 31, 1994, FCB concluded that it no longer met the realization standards for its income tax assets as embodied in SFAS 109.
     The benefit for income taxes for the year ended December 31, 1993 was $3.77 million and consisted of $2.68 million of income tax benefits available from the carryback of the operating loss incurred during 1993 to prior years and the recognition of a deferred tax asset of $1.09 million.
     See Note 8 to the accompanying consolidated financial statements for additional information regarding income taxes.

Lending and Credit Management
     The primary source of income for FCB is the interest and fees earned on its loan portfolio. This income was 70.79% and 82.40% of total interest income for the years ended December 31, 1995 and 1994, respectively. The reduction in interest income reflects the overall decrease in the amount of loans outstanding, particularly in the commercial and industrial and real estate construction portfolios, along with the changing composition of interest-earning assets from loans to investment securities and other short-term investments. Loans, net of unearned discount, were $74.0 million at December 31, 1995, compared with $130.2 million at December 31, 1994.
     This reduction in loan income is critical to the profitability of the Bank. While loans carry with them inherent credit risks, this can be controlled by effective loan underwriting and loan approval procedures, a strong credit administration and risk management system and periodic independent loan reviews. At the same time, loans typically have interest rates and fees which are substantially higher than alternative earning assets, such as investment securities and federal funds sold. For the year ended December 31, 1995, the average yield on the Bank's loan portfolio was 9.95%, compared to 6.00% on its investment portfolio. Consequently, the shifting of funds out of the loan portfolio and into lower-earning assets has been a significant factor in the reduction of its net interest income.
     FCB's strategy for addressing the problems created by its asset quality included the reduction of real estate construction loans outstanding as well as the overall reduction of loans which were classified. This required the lending staff to focus its efforts on the collection, strengthening and restructuring of loans considered problems, rather than on the origination of new loans to replace them. The effects of this were further compounded during 1995 by the resignation of a majority of the Bank's loan officers.
     With the completion of a substantial recapitalization of the Bank, and the continued reduction in the level of problem assets, management of the Bank has initiated a plan for the renewal of business development efforts within its markets and the rejuvenation of its commercial banking business. A critical element of these efforts is the restaffing of the lending organization, which has now been substantially completed.
     Management believes that the remaining elements required to return the Bank to a satisfactory condition are: (1) the rapid reduction in the portfolio of problem assets to a more acceptable level; (2) relief from all or most of the Orders; (3) the rebuilding of the Bank's loan portfolio by developing new, high quality business; and (4) the continued reduction of noninterest expense. Consequently, the measures taken to regenerate a quality loan portfolio are an integral part of this process.
     Although economic indicators during 1995 began to appear more favorable than during 1994, management cannot foresee when the current conditions adversely affecting the regional real estate market will end. Lengthy continuation or worsening of these conditions could increase the amount of the Bank's nonperforming assets and, in addition, could have an adverse effect on the Bank's efforts to collect its nonperforming loans or otherwise liquidate its nonperforming assets on terms favorable to the Bank. The Bank's current policy is not to make any speculative real estate loans, such as construction loans in certain categories. The Bank's strategy to address the problems created by its asset quality includes the reduction of real estate construction loans outstanding as well as the overall reduction of loans which are adversely classified. However, there can be no assurance that the Bank will not experience additional increases in the amount of its nonperforming assets or experience significant additional losses in attempting to collect the nonperforming loans or otherwise to liquidate the nonperforming assets that are currently reflected on the Bank's balance sheet. Moreover, the Bank has been incurring substantial asset-carrying expenses in connection with such nonperforming assets, such as expenses of maintaining and operating other real estate properties, and the Bank will continue to incur asset-carrying expenses in connection with such loans and assets until its nonperforming loans and assets are collected, liquidated or otherwise resolved.

     The following table shows the composition of the loan portfolio by major category and the percent of each to the total portfolio as of the dates presented:

                                                                     December 31,
                                                                     ------------
                                  1995              1994                1993                1992             1991
                                  ----              ----                ----                ----             ----
                           Amount    Percent   Amount   Percent    Amount   Percent    Amount  Percent   Amount  Percent
                           ------    -------   ------   -------    ------   -------    ------  -------   ------  -------
                                                           (dollars expressed in thousands)

Commercial and financial $ 33,752     45.6%   $ 69,597    53.5%  $ 103,949    53.5% $ 119,115   50.7% $ 132,928    45.0%
Real estate construction
    and development         4,094      5.5      16,386    12.6      39,879    20.5     59,228   25.2    112,714    38.1
Real estate mortgage       32,857     44.4      38,439    29.5      43,803    22.5     48,060   20.5     40,303    13.6
Consumer and in-
    stallment, net of
    unearned discount       3,312      4.5       5,750     4.4       6,746     3.5      8,520    3.6      9,816     3.3
                          -------     ----       -----     ---       -----     ---      -----    ---      -----   -----
     Total loans         $ 74,015    100.0%   $130,172   100.0%  $ 194,377   100.0% $ 234,923  100.0% $ 295,761   100.0%
                         ========    =====    ========   =====   =========   =====  =========  =====  =========   =====

     Loans at December 31, 1995 mature as follows:

                                                             Over one year
                                                          through five years     Over five years
                                                          ------------------     ---------------
                                            One year      Fixed   Floating      Fixed    Floating
                                             or less      rate      rate        rate       rate          Total
                                             -------      ----      ----        ----       ----          -----
                                                            (dollars expressed in thousands)

Commercial and financial                   $ 21,037       1,377      6,923         500      3,915       33,752
Real estate construction
    and development                           4,006          -          88          -         -          4,094
Real estate mortgage                          5,899       7,798      9,425       3,050      6,685       32,857
Consumer and installment                      1,375       1,122        667          42        106        3,312
                                              -----       -----      -----       -----        ---        -----
                                          $  32,317      10,297     17,103       3,592     10,706       74,015
                                          =========      ======     ======       =====     ======       ======

     The following table is a summary of loan loss experience for the five years ended December 31, 1995:

                                                                           December 31,
                                                                           ------------
                                                   1995           1994         1993           1992          1991
                                                   ----           ----         ----           ----          ----
                                                                 (dollars expressed in thousands)

Allowance for possible loan losses,
    beginning of period                         $  7,437         7,337         5,484         5,003         3,050
                                                --------         -----         -----         -----         -----
Loans charged off:
    Commercial and financial                     (4,880)        (3,712)       (2,455)         (503)       (1,270)
    Real estate construction and
      development                                  (430)        (5,591)       (3,831)       (5,991)       (1,574)
    Real estate mortgage                           (670)          (661)         (164)         (354)          (11)
    Consumer and installment                       (290)           (59)          (59)         (136)         (204)
                                                 ------        -------         -----        ------         -----
         Total charge-offs                       (6,270)       (10,023)       (6,509)       (6,984)       (3,059)
                                                 ------        -------        ------        ------        ------
Recoveries of loans previously charged off:
    Commercial and financial                        306            176           219           182           140
    Real estate construction and
      development                                    36            125             -             -             -
    Real estate mortgage                              -              -             1             -             -
    Consumer and installment                         21             13            42            23            52
                                                  -----          -----         -----         -----         -----
         Total recoveries                           363            314           262           205           192
                                                  -----         ------         -----        ------        ------
         Net loans charged-off                   (5,907)        (9,709)       (6,247)       (6,779)       (2,867)
                                                 ------         ------        ------        ------        ------
Provision for possible loan losses                3,885          9,809         8,100         7,260         4,820
                                                 ------          -----         -----         -----         -----
Reduction in allowance for possible
    loan losses transferred with
    branch sale                                     (27)             0             0             0             0
                                                    ---            ---          ----             -             -
Allowance for possible loan losses,
    end of period                               $  5,388         7,437         7,337         5,484         5,003
                                                ========         =====         =====         =====         =====

Loans outstanding:
    Average                                     $ 97,875       172,758       218,427       262,752       305,000
    End of period                                 74,015       130,172       194,377       234,923       295,761
                                                  ======       =======       =======       =======       =======
    Ratio of allowance for possible
      loan losses to loans outstanding:
        Average                                       50%         4.30%         3.36%         2.09%         1.64%
        End of period                               7.28          5.71          3.77          2.33          1.69
    Ratio of net charge-offs to average
      loans outstanding                             6.04          5.62          2.86          2.58          0.94
                                                    ====          ====          ====          ====          ====

Allocation of allowance for possible loan
   losses at end of period:
    Commercial and financial                    $ 2,125          5,076         2,971         1,613         2,160
    Real estate construction and
      development                                 1,128            971         3,950         3,624         2,496
    Real estate mortgage                          1,866          1,315           353           134           303
    Consumer and installment                        269             75            63           113            44
                                                 ------          -----         -----         -----         -----
         Total                                  $ 5,388          7,437         7,337         5,484         5,003
                                                =======          =====         =====         =====         =====

Percent of categories to loans,
   net of unearned discount:
    Commercial and financial                      45.60%         53.47%        53.48%        50.70%        44.94%
    Real estate construction and
      development                                  5.53          12.59         20.52         25.21         38.11
    Real estate mortgage                          44.39          29.53         22.54         20.46         13.63
    Consumer and installment                       4.48           4.41          3.46          3.63          3.32
                                                 ------         ------         ------        ------       ------
         Total                                   100.00%        100.00%       100.00%       100.00%       100.00%
                                                 ======         ======        ======        ======        ======


     Nonperforming assets include nonaccrual loans and foreclosed property. The following table presents the categories of nonperforming assets and loans past due 30 days or more for the past five years:

                                                                          December 31,
                                                                          ------------
                                                    1995         1994         1993           1992          1991
                                                    ----         ----         ----           ----          ----
                                                                (dollars expressed in thousands)

Nonperforming loans:
    Commercial and financial - nonaccrual       $    2,371        5,968        3,324         2,405            314
    Real estate construction and development -
      nonaccrual                                       484        3,921       16,184        24,166          7,486
    Real estate mortgage:
      Nonaccrual                                     1,146        1,355        1,592             9              -
      Restructured                                     525          710        1,000         1,000              -
    Consumer and installment -
      nonaccrual                                         -          189            -            25             22
                                                     -----        -----       ------        ------        -------
          Total nonperforming loans                  4,526       12,143       22,100        27,605          7,822
Foreclosed property, net                             1,380        5,222       13,171        17,994          6,560
                                                     -----        -----       ------        ------          -----
          Total nonperforming assets            $    5,906       17,365       35,271        45,599         14,382
                                                     =====       ======       ======        ======         ======

Loans, net of unearned discount                 $   74,015      130,172      194,377       234,923        295,761
                                                    ======      =======      =======       =======        =======
Loans past due:
    Over 30 days to 90 days                     $    3,015        4,514          536         4,942         10,463
    Over 90 days and still accruing                  2,249           22           50           300         22,284
         --                                          -----        -- --          ---         -----         ------
          Total past-due loans                  $    5,264        4,536          586         5,242         32,747
                                                     =====        =====          ===         =====         ======

Allowance for possible loan losses to loans          7.28%         5.71%        3.77%         2.33%          1.69%
Nonperforming loans to loans                         6.11          9.33        11.37         11.75           2.64
Allowance for possible loan losses
    to nonperforming loans                         119.05         61.25        33.20         19.87          63.96
Nonperforming assets to total loans
    and foreclosed property                          7.83         12.83        16.99         18.03           4.76
                                                     ====         =====        =====         =====           ====

     As of December 31, 1995 and 1994, $11.94 million and $18.62 million, respectively, of loans not included in the table above were identified by management as having potential credit problems which raised doubts as to the ability of the borrowers to comply with the present loan repayment terms.
     FCB does not lend funds for foreign loans. Additionally, FCB does not have any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table. FCB does not have a material amount of other interest-bearing assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.
     FCB's loan portfolio is concentrated in 20 loans, of which one loan exceeded 25% of the Bank's capital, at December 31, 1995. Outstanding balances and unfunded loan commitments to these borrowers were $23.6 million and $7.6 million, respectively, and represented 32.2% of all loans and commitments at December 31, 1995. Four of these loans totaling $7.4 million have been identified as having potential credit problems which raised doubts as to the ability of the borrowers to comply with the present loan repayment terms. One loan for $754,000 is on nonaccrual status.
     FCB's credit management policy and procedures focus on identifying and managing credit exposure. FCB utilizes a lender-initiated system of rating credits, which is subsequently tested by internal loan review and bank regulators. Adversely rated credits are included on a watch list, and are reviewed at least every four months. Loans may be added to the watch list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates.

     In addition to the rating system, the credit administration coordinates the periodic credit reviews and provides management with information on risk levels, trends, delinquencies and portfolio concentrations.
     The allowance for possible loan losses is based on past loan loss experience, FCB management's evaluation of the quality of the loans in the portfolio and the anticipated effect of national and local economic conditions relative to the ability of loan customers to repay. Each month, the allowance for possible loan losses is reviewed relative to the watch list and other data to determine its adequacy. The provision for possible loan losses is management's estimate of the amount necessary to maintain the allowance at a level consistent with this evaluation. As adjustments to the allowance for possible loan losses are considered necessary, they are reflected in the consolidated statements of operations.

Investment Securities
     As of January 1, 1994, FCB adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). SFAS 115 requires that investments in debt and equity securities be classified as "held to maturity," "trading securities" or "available for sale." It requires that investments classified as "held to maturity" be reported at amortized cost, that investments classified as "trading" securities be reported at fair value with unrealized gains and losses included in earnings, and that investments classified as "available for sale" be reported at fair value with unrealized gains and losses reported, net of the related tax effects, as a separate component of stockholders' equity. As of January 1, 1994, a security with an amortized cost of $2.09 million and a market value of $2.10 million was classified as "held-to-maturity." Securities with an amortized cost of $42.34 million and a market value of $42.68 million were classified as "available-for-sale." The effect of adopting SFAS 115 was to record an unrealized gain of $342,000 which was reported, net of the related tax effects, as an increase in stockholders' equity as of January 1, 1994. At December 31, 1995 and 1994, FCB's investments and stockholders' equity reflected an adjustment for the unrealized losses of $58,000 and $599,000, respectively.
     Investment securities increased by $56.56 million to $74.25 million from $17.69 million at December 31, 1995 and 1994, respectively. The increase is attributable to the reduction in loans and a shift from federal funds sold and securities purchased under agreements to resale to short term available-for-sale securities as they provided a more consistent and attractive return.

Deposits
     Deposits are the primary source of funds for FCB. The following table sets forth the distribution of FCB's deposit accounts at the dates indicated and the weighted average interest rates by category of deposit:

                                                                      December 31,
                                                                      ------------
                                                   1995                     1994                       1993
                                                   ----                     ----                       ----
                                           Balance      Rate        Balance      Rate          Balance      Rate
                                           -------      ----        -------      ----          -------      ----
                                                            (dollars expressed in thousands)

Non-interest-bearing demand             $  27,517          -%     $ 56,483        -%        $  134,961         -%
Interest-bearing demand and
    money market accounts                  39,646       2.43         68,840      2.39           85,081      2.49
Savings                                    16,707       2.50         21,695      2.44           24,611      2.69
Time deposits of $100 or more              18,764       5.81         25,317      4.52           30,862      3.59
Public funds                                  650       5.68            200      5.64            3,300      4.21
Other time                                 52,880       5.94         61,001      5.10           44,981      3.65
                                          -------       ====         ------      ====           ------      ====
      Total deposits                    $ 156,164                  $233,536                 $  323,796
                                          =======                  ========                 ==========

Interest Rate Risk Management
     In financial institutions, the maintenance of a satisfactory level of net interest income is a primary factor in achieving acceptable income levels. However, the maturity and repricing characteristics of the institution's loan and investment portfolios, relative to those within its deposit structure, may differ significantly. Furthermore, the ability of borrowers to repay loans and depositors to withdraw funds prior to stated maturity dates introduces divergent option characteristics which operate primarily as interest rates change. This causes various elements of the institution's balance sheet to react in different manners and at different times relative to changes in interest rates, thereby leading to increases or decreases in net interest income over time. Depending upon the nature and velocity of interest rate movements and their effect on the specific components of the institution's balance sheet, the effects on net interest income can be substantial. Consequently, a fundamental requirement in managing a financial institution is establishing effective control of the exposure of the institution to changes in interest rates.
     FCB manages its interest rate risk by: (1) maintaining an Asset Liability Committee (ALCO) responsible to FCB's Board of Directors to review the overall interest rate risk management activity and approve actions taken to reduce risk;
(2) maintaining an effective monitoring mechanism to determine FCB's exposure to changes in interest rates; and (3) coordinating the lending, investing and deposit-generating functions to control the assumption of interest rate risk. The objective of these procedures is to limit the adverse impact which changes in interest rates may have on net interest income.
     The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes senior executives of investments, credit, retail banking and finance, and certain other officers. The ALCO is supported by the Asset Liability Management Group which monitors interest rate risk, prepares analyses for review by the ALCO and implements actions which are either specifically directed by the ALCO or established by policy guidelines. To measure the effect of interest rate changes, FCB recalculates its net income over a one-year horizon on a pro forma basis assuming instantaneous, permanent parallel and non-parallel shifts in the yield curve, in varying amounts both upward and downward.
     In addition to the simulation model employed by FCB, a more traditional interest rate sensitivity position is prepared and reviewed in conjunction with the results of the simulation model. The following table presents the projected maturities and periods to repricing of FCB's rate sensitive assets and liabilities as of December 31, 1995, adjusted to account for anticipated prepayments:

                                                               Over three  Over six
                                                        Three    through    through   Over one    Over
                                                       months      six      twelve     through    five
                                          Immediate    or less   months     months   five years   years      Total
                                          ---------    -------   ------     ------   ----------   -----      -----
                                                           (dollars expressed in thousands)

Interest-earning assets:
   Loans and lease receivable (1)        $ 10,136      4,054      6,081     11,150     42,571      1,014     75,006
   Investment securities                   14,606      8,520     21,910     24,344      4,869          -     74,249
   Federal funds sold                       9,000          -          -         -           -          -      9,000
                                           ------      -----     ------     ------     ------      -----      -----
     Total interest-earning assets         33,742     12,574     27,991     35,494     47,440      1,014    158,255
                                           ------     ------     ------     ------     ------      -----    -------
Interest-bearing liabilities:
   Interest-bearing demand accounts             -      7,166      4,454      2,905      2,130      2,711     19,366
   Money market demand accounts            20,280          -          -          -          -          -     20,280
   Savings accounts                             -      2,840      2,339      2,005      2,840      6,683     16,707
   Time deposits                                -     39,159      9,037     20,082      4,016          -     72,294
   12% convertible debenture                    -          -          -          -      6,500          -      6,500
   --                                      ------     ------     ------     ------      -----       -----     -----
     Total interest-bearing liabilities    20,280     49,165     15,830     24,992     15,486       9,394   135,147
                                           ------     ------     ------     ------     ------       -----   -------
Interest-sensitivity gap:
   Periodic                              $ 13,462    (36,591)    12,161     10,502     31,954     (8,380)    23,108
                                                                                                             ======
   Cumulative                              13,462    (23,129)   (10,968)      (466)    31,488     23,108
                                           ======    =======    =======       ====     ======     ======
Ratio of interest-sensitive assets
   to interest-sensitive liabilities:
     Periodic                                1.66%      0.26       1.77       1.42       3.06       0.11       1.17
                                                                                                               ====
     Cumulative                              1.66       0.67       0.87       0.99       1.25       1.17
                                             ====       ====       ====       ====       ====       ====

______________________
(1) Loans presented net of unearned discount

     Management makes certain assumptions in preparing the table above. These assumptions include: loans will repay at historic repayment speeds; mortgage-backed securities, included in investment securities, will repay at projected repayment speeds; interest-bearing demand accounts and savings accounts are interest-sensitive at a rate of 37% and 17%, respectively, of the remaining balance for each period presented; and fixed maturity deposits will not be withdrawn prior to maturity.
     At December 31, 1995, FCB was liability-sensitive on a cumulative basis through the twelve-month time horizon by $465,000, or .27% of total assets, which compares to a liability-sensitive position on a cumulative basis over the same time horizon of $5.99 million, or 2.50% of total assets, at December 31, 1994. The reduced liability-sensitive position is consistent with FCB's restructuring strategy.
     The interest-sensitivity position is one of several measurements of the impact of interest rate changes on net interest income. Its usefulness in assessing the effect of potential changes in net interest income varies with the constant change in the composition of FCB's assets and liabilities. For this reason, FCB places greater emphasis on a simulation model for monitoring its interest rate risk exposure.

Capital
     For each of the three years ended December 31, 1994, FCB and the Bank incurred substantial operating losses related primarily to asset quality problems. These problems continued throughout 1995, resulting in the elimination of FCB's stockholders' equity, and the substantial reduction of the Bank's stockholders' equity, by June 30, 1995. The Bank's reduced capital level caused it to be classified as"critically undercapitalized" for regulatory purposes, subjecting it to the PCA provisions of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. These provisions required it to seek additional capital or face the possible imposition of a conservatorship or receivership within 90 days. As more fully discussed in the Recapitalization section of Management's Discussion and Analysis and Note 2 to the accompanying consolidated financial statements, in order to achieve the capital levels required, on August 7, 1995, FCB and the Bank entered the Stock Purchase Agreement with First Banks and Mr. Dierberg. As a result of the Stock Purchase Agreement and subsequent agreements entered into with First Banks, Tier 1 capital ratios of FCB and the Bank as of December 31, 1995 have increased to 2.14% and 6.58%, respectively. Although FCB continues to be considered "significantly undercapitalized" for regulatory purposes, the Bank is considered "adequately capitalized." As of December 31, 1995, First Banks owned 93.29% of the issued and outstanding common stock of FCB.
     In addition, and as more fully described in Note 19 to the accompanying consolidated financial statements, subsequent to December 31, 1995, FCB has commenced an offering, to its stockholders, other than First Banks, of an aggregate of $5.0 million of newly-issued common stock at $.10 per share. A maximum of $1.0 million of this, if not otherwise subscribed to, may be offered to individuals who are not stockholders of FCB. In addition, $969,000 of common stock is being offered in exchange for certain outstanding dividend obligations and accrued interest thereon of FCB. If this offering is fully subscribed, the capital of FCB and the Bank would exceed regulatory requirements. In addition, First Banks' ownership in FCB would be reduced to 50.25%, prior to the conversion of the debentures, or 66.95%, if the debentures are immediately converted. First Banks has committed that it will purchase on the Offering as a standby-purchaser, after the expiration of the Rights Offering and Dividend Exchange Offer, if necessary, such number of shares as may be required to raise the Bank's Tier 1 capital ratio to 7% as required by the Capital Impairment Order of the SBD.
     Risk-based capital guidelines for financial institutions are designed to relate regulatory capital requirements to the risk profiles of the specific institutions and to provide more uniform requirements among the various regulators. FCB and the Bank are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.0%, with at least 4.0% being "Tier 1" capital. Tier 1 capital is composed of total stockholders' equity less intangible assets. In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.00% plus an additional cushion of 100 to 200 basis points is expected.
     At December 31, 1995 and 1994, FCB's and the Bank's capital ratios were as follows:
                    Risk-Based Capital Ratios
                    -------------------------
                   Total                Tier 1                Leverage Ratio
                   -----                ------                --------------
              1995      1994      1995         1994          1995        1994
              ----      ----      ----         ----          ----        ----

     FCB      4.99%     4.27%     3.68%        2.97%         2.14%       1.87%
     Bank    12.66      4.81     11.35         3.52          6.58        2.22

Liquidity
     The liquidity of FCB and the Bank is the ability to maintain a cash flow which is adequate to fund operations and meet obligations and other commitments on a timely basis. The Bank receives funds for liquidity from customer deposits, loan payments, maturities, and sales of investments and earnings. In addition, the Bank may avail itself of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and other borrowings. The aggregate funds acquired from these sources, which consisted of certificates of deposits in denominations of $100,000 or more, were $18.8 million and $25.3 million at December 31, 1995 and 1994, respectively. The decrease is consistent with FCB's decision to reduce its reliance on such sources of funds.
     The following table presents the maturity structure of certificates of deposit of $100,000 and over at December 31, 1995:
                                            (dollars expressed in thousands)

    3 months or less                                     $   8,571
    Over 3 months through 6 months                           4,308
    Over 6 months through 12 months                          5,203
    Over 12 months                                             682
                                                            ------
                                Total                     $ 18,764
                                                          ========

     Management believes the available liquidity and operating results, upon completion of the recapitalization of the Bank, should be adequate to provide funds to meet FCB's operating and debt service requirements both on a short-term and long-term basis.

Regulation and Supervision
     FCB and the Bank are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not stockholders. As more fully described in the General section of Management's Discussion and Analysis and Note 15 to the accompanying consolidated financial statements, FCB has been operating under several regulatory agreements which have placed significant restrictions on FCB and the Bank.
     In December 1991, the Federal Deposit Insurance Corporation Improvement Act (FDICIA) was enacted; it included many significant provisions that affect FCB's and the Bank's operations. The Act established new and expanded reporting and auditing standards, expanded regulatory supervision and established new consumer provisions.
     On August 8, 1995, the FDIC voted to reduce the deposit insurance premiums paid by most members of the Bank Insurance Fund (BIF). Under the reduced assessment rate schedule for the BIF, the best-rated institutions will pay an annual rate of four cents per $100.00 of assessable deposits, down from the previous rate of 23 cents per $100.00. The reduction in the BIF was effective June 1, 1995. As a result of the continued improvement in the capitalization of the FDIC's BIF, the assessment for the best-rated BIF members was further reduced to the statutory annual minimum payment of $2,000, effective January 1, 1996. The weakest BIF institutions will continue to pay 27 cents per $100.00 of assessable deposits. The Bank was assessed 27 cents per $100.00 of assessable deposits for the three months ended December 31, 1995.

Effect of New Accounting Standards
     FCB adopted the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, which amends SFAS 114, on January 1, 1995. SFAS 114 defines the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms have been modified in troubled-debt restructurings. SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. FCB has elected to continue to use its existing method for recognizing interest on impaired loans. The implementation of these statements did not have a material effect on FCB's financial position and resulted in no additional provision for possible loan losses.
     During October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Such arrangements include stock purchase plans, stock options, restricted stock, and stock appreciation rights.
     SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). The fair value based method is preferable to the Opinion 25 method for purposes of justifying a change in accounting principle under APB Opinion No. 20, Accounting Changes. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 has been applied.
     The accounting and disclosure requirements of SFAS 123 are effective for financial statements beginning after December 15, 1995. Management does not believe SFAS 123 will have a material effect of the Company's financial position or results of operations. As such, management intends to comply with the expanded disclosure requirements, but does not expect to adopt the new accounting method for stock options.

Effects of Inflation
     Financial institutions are less affected by inflation than other types of companies. Financial institutions make relatively few significant asset acquisitions which are directly affected by changing prices. Instead, the assets and liabilities are primarily monetary in nature. Consequently, interest rates are more significant to the performance of financial institutions than the effect of general inflation levels. While a relationship exists between the inflation rate and interest rates, FCB believes this is generally manageable through its interest rate risk management program.


                                 Quarterly Condensed Financial Data - Unaudited


                                                                          1995 Quarter Ended
                                                                          ------------------
                                                       March 31        June 30      September 30    December 31
                                                       --------        -------      ------------    -----------
                                                       (dollars expressed in thousands, except per share data)

Interest income                                       $ 3,776           3,627           3,248           3,099
Interest expense                                        1,452           1,660           1,527           1,497
                                                        -----           -----           -----           -----
         Net interest income                            2,324           1,967           1,721           1,602
Provision for possible loan losses                          -           3,245             100             540
                                                        -----           -----           -----            ----
         Net interest income (loss) after
              provision for possible loan losses        2,324          (1,278)          1,621           1,062
Noninterest income                                        424             430             277             197
Noninterest expense                                     3,787           3,391           2,919           2,492
                                                        -----           -----           -----           -----
         Loss before provision (benefit)
              for income taxes                         (1,039)         (4,239)         (1,021)         (1,233)
Provision (benefit) for income taxes                        -               2               -            (103)
                                                       ------           -----          ------           -----
         Net loss                                    $ (1,039)         (4,241)         (1,021)         (1,130)
                                                     ========          ======          ======          ======

Net loss per share                                   $  (0.22)          (0.91)          (0.04)          (0.02)
                                                     ========           =====           =====           =====


                                                                        1994 Quarter Ended
                                                                        ------------------
                                                     March 31        June 30      September 30    December 31
                                                     --------        -------      ------------    -----------
                                                       (dollars expressed in thousands, except per share data)

Interest income                                      $  4,603           4,615           4,670           4,468
Interest expense                                        1,348           1,322           1,563           1,677
                                                        -----           -----           -----           -----
         Net interest income                            3,255           3,293           3,107           2,791
Provision for possible loan losses                          -           8,035           1,022             752
                                                        -----           -----           -----             ---
         Net interest income (loss) after
              provision for possible loan losses        3,255          (4,742)          2,085           2,039
Noninterest income                                        532             562             617             262
Noninterest expense                                     3,688           5,467           5,406           5,832
                                                        -----           -----           -----           -----
         Income (loss) before provision
              for income taxes                             99          (9,647)         (2,704)         (3,531)
Provision for income taxes                                 34           1,893               -             480
                                                           --           -----                             ---
         Net loss                                    $     65         (11,540)         (2,704)         (4,011)
                                                     ========         =======          ======          ======

Net loss per share                                   $   0.01           (2.47)          (0.58)          (0.85)
                                                     ========           =====           =====           =====

                  First Commercial Bancorp, Inc. and Subsidiary

                          Independent Auditors' Report






KPMG Peat Marwick LLP







The Board of Directors and Stockholders
First Commercial Bancorp, Inc.:

We have audited the accompanying consolidated balance sheet of First Commercial Bancorp, Inc. and subsidiary (the Company) as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying 1994 and 1993 consolidated financial statements of First Commercial Bancorp, Inc. and subsidiary were audited by other auditors whose report thereon dated March 29, 1995 (except with respect to the matter discussed in Note 19, as to which the date was September 5, 1995) included an explanatory paragraph that described the Company's uncertain ability to continue as a going concern and the Company's various regulatory agreements with the Federal Deposit Insurance Corporation, the California State Banking Department and the Federal Reserve Bank of San Francisco.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Commercial Bancorp, Inc. and subsidiary as of December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




/s/KPMG Peat Marwick LLP
- ------------------------
KPMG Peat Marwick  LLP
St. Louis, Missouri
March 8, 1996



                                     First Commercial Bancorp, Inc. and Subsidiary

                                        Consolidated Balance Sheets (Continued)

                                (dollars expressed in thousands, except per share data)




                                                                                    December 31,
                                                                                    ------------
                                            Assets                               1995         1994
                                            ------                               ----         ----

Cash and cash equivalents:
    Cash and due from banks                                                  $    9,768       19,059
    Federal funds sold                                                            9,000       27,200
    Securities purchased under resale agreements                                      0       40,000
                                                                                 ------       ------

                  Total cash and cash equivalents                                18,768       86,259
                                                                                 ------       ------

Interest-bearing deposits with other financial institutions
    with original maturities over three months                                        -          299

Investment securities:
     Available for sale, at market value                                         63,291       13,727
    Held to maturity, at amortized cost (estimated market value of
       $11,005 and $3,815 at December 31, 1995 and 1994, respectively)           10,958        3,963
                                                                                 ------        -----
                  Total investment securities                                    74,249       17,690
                                                                                 ------       ------
Loans:
    Commercial and financial                                                     33,752       69,597
    Real estate construction and development                                      4,094       16,386
    Real estate mortgage                                                         32,857       38,439
    Consumer and installment                                                      3,508        5,993
                                                                                -------        -----
                  Total loans                                                    74,211      130,415
    Unearned discount                                                              (196)        (243)
    Allowance for possible loan losses                                           (5,388)      (7,437)
                                                                                 ------       ------

                  Net loans                                                      68,627      122,735
                                                                                 ------      -------

Lease receivable, net                                                               991        1,038
Bank premises and equipment, net                                                  2,247        2,637
Accrued interest receivable                                                       1,429        1,287
Other real estate                                                                 1,380        5,222
Other assets                                                                      1,844        2,139
                                                                                  -----        -----

                  Total assets                                               $  169,535      239,306
                                                                             ==========      =======

The accompanying notes are an integral part of the consolidated financial statements.



                                     First Commercial Bancorp, Inc. and Subsidiary

                                        Consolidated Balance Sheets (Continued)

                                (dollars expressed in thousands, except per share data)




                                                                                    December 31,
                                                                                    ------------
                                       Liabilities                               1995       1994
                                       -----------                               ----       ----
Deposits:
    Demand:
      Non-interest-bearing                                                   $  27,517      56,483
      Interest-bearing                                                          39,646      68,840
    Savings                                                                     16,707      21,695
    Time deposits:
      Time deposits of $100 or more                                             18,764      25,317
      Other time deposits                                                       53,530      61,201
                                                                                ------      ------

                     Total deposits                                            156,164     233,536

Accrued interest payable                                                           487         335
Accrued and other liabilities                                                    2,805       1,080
12% convertible debentures                                                       6,500           -
                                                                                 -----       -----

                     Total liabilities                                         165,956     234,951

                             Stockholders' Equity

Preferred stock, $.01 par value, 5,000,000 shares authorized;
    no shares issued and outstanding                                                 -           -
Common stock, $.01 par value, 250,000,000 shares and
    15,000,000 shares authorized at December 31, 1995 and 1994, respectively; 69,675,110 shares issued and outstanding at
    December 31, 1995 and 4,775,110 shares issued and
    4,675,110 shares outstanding at December 31, 1994, respectively                697          48
Capital surplus                                                                 33,251      28,495
Retained deficit                                                               (30,311)    (22,880)
Treasury stock, at cost: 1995, none; 1994, 100,000 shares                            -        (709)
Net fair value adjustment for securities available for sale                        (58)       (599)
                                                                                ------        ----
                     Total stockholders' equity                                  3,579       4,355
                                                                                 -----       -----
                     Total liabilities and stockholders' equity             $  169,535     239,306
                                                                            ==========     =======

                 First Commercial Bancorp, Inc. and Subsidiary
                               Consolidated Statements of Operations
                       (dollars expressed in thousands, except per share data)


                                                                                Years ended December 31,
                                                                                ------------------------
                                                                         1995            1994              1993
                                                                         ----            ----              ----
                                                                 (dollars expressed in thousands, except per share data)
Interest income:
    Interest and fees on loans                                        $    9,734          15,126          17,787
    Investment securities                                                  1,981           1,109           1,286
    Federal funds sold, securities purchased under
      resale agreements and other                                          2,035           2,121           1,027
                                                                           -----           -----           -----
         Total interest income                                            13,750          18,356          20,100
                                                                          ------          ------          ------
Interest expense:
    Deposits:
      Interest-bearing demand                                              1,082           1,989           2,405
      Savings                                                                481             589             723
      Time deposits of $100 or more                                        1,054           1,123           1,131
      Other time deposits                                                  3,366           2,157           2,026
    Other borrowings                                                         153              52              85
                                                                             ---              --              --
         Total interest expense                                            6,136           5,910           6,370
                                                                           -----           -----           -----
         Net interest income                                               7,614          12,446          13,730
Provision for possible loan losses                                         3,885           9,809           8,100
                                                                           -----           -----           -----
         Net interest income after provision for possible
              loan losses                                                  3,729           2,637           5,630
                                                                           -----           -----           -----
Noninterest income:
    Service charges on deposit accounts and customer
      service fees                                                           801           1,282           1,426
    Other income                                                             527             691           1,569
                                                                             ---             ---           -----
         Total noninterest income                                          1,328           1,973           2,995
                                                                           -----           -----           -----
Noninterest expense:
    Salaries and employee benefits                                         4,117           6,568           6,951
    Occupancy, net of rental income                                        1,603           1,443           1,475
    Furniture and equipment                                                  581             930           1,075
    Federal Deposit Insurance Corporation premiums                           629             820             866
    Postage, printing and supplies                                           297             372             527
    Legal, examination and professional fees                               1,164             725             843
    Data processing                                                          145              80              72
    Communications                                                           210              82             162
    Losses and expenses on foreclosed property                             2,631           6,035           4,805
    Amortization and write-off of acquisition intangibles                      -           1,047              73
    Other                                                                  1,212           2,291           2,854
                                                                           -----           -----           -----
         Total noninterest expense                                        12,589          20,393          19,703
                                                                          ------          ------          ------
         Loss before provision (benefit) for income taxes                 (7,532)        (15,783)        (11,078)
Provision (benefit) for income taxes                                        (101)          2,407          (3,767)
                                                                            ----           -----          ------
         Net loss                                                     $   (7,431)        (18,190)         (7,311)
                                                                          ======         =======          ======

Net loss per common share                                             $    (.33)           (3.89)          (1.56)
                                                                          =====            =====           =====
Weighted average common stock and common stock
    equivalents outstanding (in thousands)                                22,826           4,675           4,675
                                                                          ======           =====           =====


     The accompanying notes are an integral part of the consolidated financial statements.

                  First Commercial Bancorp, Inc. and Subsidiary

           Consolidated Statements of Changes in Stockholders' Equity

                       Three years ended December 31, 1995
             (dollars expressed in thousands, except per share data)



                                                                                            Net fair
                                                                                              value
                                                                                           adjustment     Total
                                                                  Retained               for securities  stock-
                                           Common    Capital      earnings     Treasury     available   holders'
                                            stock    surplus      (deficit)      stock      for sale     equity
                                            -----    -------      ---------      -----      --------     ------

Balance, January 1, 1993                $    48       28,484         2,621       (709)          -        30,444

Net loss                                      -            -        (7,311)         -           -        (7,311)

Exercise of stock options                     -            11            -          -           -            11
                                             --       -------       ------       ----          ---        -----

Balance, December 31, 1993                   48       28,495        (4,690)      (709)          -        23,144

Adoption of SFAS 115                          -            -             -          -         342           342

Net loss                                      -            -       (18,190)         -           -       (18,190)

Net fair value adjustment for
    securities available for sale             -           -             -           -        (941)         (941)
                                             --       ------       -------       ----        ----        ------

Balance, December 31, 1994                   48       28,495       (22,880)      (709)       (599)        4,355

Net loss                                      -            -        (7,431)         -           -        (7,431)

Retirement of treasury stock                 (1)        (708)            -        709           -             -

Net fair value adjustment for
    securities available for sale             -            -             -          -         541           541

Issuance of common stock
    pursuant to stock purchase
    agreement                               650        5,464             -          -           -         6,114
                                            ---        -----        ------       ----         ---         -----

Balance, December 31, 1995              $   697       33,251       (30,311)         -         (58)        3,579
                  === ====              =======       ======       =======       ====         ===         =====


     The accompanying notes are an integral part of the consolidated financial statements.

                  First Commercial Bancorp, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows


                                                                                        Years Ended December 31,
                                                                                        ------------------------
                                                                               1995             1994              1993
                                                                               ----             ----              ----
                                                                                  (dollars expressed in thousands)
Cash flows from operating activities:
    Net loss                                                               $ (7,431)           (18,190)           (7,311)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                                           899                958             1,024
        Provision for possible loan losses                                    3,885              9,809             8,100
        Write-down of other real estate                                       1,141              4,963             2,981
        Loss (gain) on disposal of assets                                      (149)                88                36
        Benefit of deferred taxes                                            (6,081)            (6,497)           (1,090)
        Write-off of intangible                                                 -                1,047                -
        Valuation allowance for deferred taxes                                6,081              8,904                -
        Increase (decrease) in interest receivable
          and other assets                                                      521              3,156            (1,459)
        Increase (decrease) in interest payable                                 275                (19)              (11)
        Increase (decrease) in accrued expenses and
          other liabilities                                                   1,602             (1,404)              612
                                                                              -----             ------               ---
                  Net cash provided by operating activities                     743              2,815             2,882
                                                                              -----              -----             -----

Cash flows from investing activities:
    Net (increase) decrease in interest-bearing deposits with
      other financial institutions                                              299              3,674              (308)
    Proceeds from maturity of investment securities                           2,168             30,982             8,160
    Proceeds from the sale of investment securities                           1,062                  -                 -
    Purchase of investment securities                                       (59,451)            (5,135)          (30,028)
    Net decrease in loans                                                    46,423             48,082            28,452
    Net decrease in deferred loan fees                                          (47)              (301)             (179)
    Purchases of premises and equipment                                        (156)              (222)             (387)
    Net decrease in lease financing                                              47                 47                23
    Proceeds from sale of other real estate                                   4,522             10,340             8,111
    Payments to complete other real estate                                        -               (638)             (487)
                                                                              -----               ----              ----
                  Net cash provided by investing activities                  (5,133)            86,829            13,357
                                                                             ------             ------            ------

Cash flows from financing activities:
    Net increase (decrease) in demand and savings deposits                  (49,980)           (97,634)           12,156
    Net increase (decrease) in time deposits                                (10,827)             7,375            11,894
    Payment from sale of deposits, net                                      (14,541)                 -                 -
    Proceeds from the issuance of common stock                                6,114                  -                11
    Proceeds from the issuance of convertible debentures                      6,133                  -                 -
                                                                              -----             ------            ------
                  Net cash (used in) provided by
                       financing activities                                 (63,101)           (90,259)           24,061
                                                                            -------            -------            ------
                  Net increase (decrease) in cash
                       and cash equivalents                                 (67,491)              (615)           40,300
Cash and cash equivalents at beginning of year                               86,259             86,874            46,574
Cash and cash equivalents at end of year                                  $  18,768             86,259            86,874
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                            $   5,861              5,929             6,380
      Income taxes                                                                -                17                24
                                                                              =====              =====             =====
Supplemental schedule of noncash investing and financing
    activities - net decrease in other real estate as a result
    of foreclosure or financing, and other related transactions           $   1,672              6,714             5,782
                                                                             ======              =====             =====

     The accompanying notes are an integral part of the consolidated financial statements.

     First Commercial Bancorp, Inc. and Subsidiary

     Notes to Consolidated Financial Statements




(1)      Summary of Significant Accounting Policies
     The accompanying consolidated financial statements of First Commercial Bancorp, Inc. and subsidiary (FCB or the Company) have been prepared in accordance with generally accepted accounting principles and conform to practices prevalent among financial institutions.
     As more fully discussed in Note 2, FCB executed an Amended and Restated Stock Purchase Agreement (Stock Purchase Agreement) with First Banks, Inc., St. Louis, Missouri (First Banks) and Mr. James F. Dierberg, Chairman, President and Chief Executive Officer of First Banks, to provide for the recapitalization of FCB and its wholly owned subsidiary, First Commercial Bank (Bank). As a result, First Banks owned 93.29% of the outstanding voting stock of FCB at December 31, 1995.
     As provided by the Stock Purchase Agreement, First Banks initially owned Bank preferred stock and Bank common stock which was subsequently converted into FCB common stock on December 27, 1995. The consolidated financial statements have been prepared as if such conversion had occurred on August 22 and 23, 1995, respectively, and as if FCB had owned all of the outstanding stock of the Bank throughout 1995. The Bank preferred stock was nonvoting stock and had no dividend requirement, except to the extent dividends may be paid on Bank common stock. The Bank common stock, during the period it was held by First Banks, was subject to an irrevocable proxy giving the FCB Board of Directors the right to vote such shares. Consequently, although First Banks owned approximately 99% of the outstanding Bank common stock during this period, it did not have voting control until its stock was converted to FCB common stock.
     The  following is a summary of the more  significant  policies  followed by
FCB:

Business
     FCB provides a full range of banking services to individual and corporate customers through its subsidiary bank, First Commercial Bank, located in Sacramento, Campbell, Concord, Roseville, and San Francisco, California. FCB and the Bank are subject to regulations of various federal agencies and undergo periodic examinations by these regulatory agencies.

Basis of Presentation
     The consolidated financial statements of FCB have been prepared in accordance with generally accepted accounting principles and conform to predominant practices within the banking industry. Management of FCB has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Principles of Consolidation
     The consolidated financial statements include the accounts of the parent company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents
     The Bank maintains deposit balances with various banks which are necessary for check collection and account activity charges. Cash in excess of immediate requirements is invested on a daily basis in federal funds, interest-bearing deposits with other financial institutions and securities purchased under resale agreements. Cash, due from banks, federal funds sold, interest-bearing deposits with original maturities of three months or less and securities purchased under resale agreements are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows.
     The Bank is required to maintain certain daily reserve balances in accordance with regulatory requirements. These reserve balances maintained in accordance with such requirements were $1.13 million and $2.34 million at December 31, 1995 and 1994, respectively.

     Investment Securities The classification of investment securities as available for sale or held to maturity is determined at the date of purchase. FCB does not engage in the trading of investment securities.
     Investment securities designated as available for sale, which include any security which FCB has no immediate plan to sell but which may be sold in the future under different circumstances, are stated at fair value. Realized gains and losses are included in noninterest income upon commitment to sell, based on the amortized cost of the individual security sold. Unrealized gains and losses are recorded, net of related income tax effects, in a separate component of stockholders' equity. All previous fair value adjustments included in the separate component of stockholders' equity are reversed upon sale.

     Investment securities designated as held to maturity, which include any security for which FCB has the positive intent and ability to hold to maturity, are stated at cost, net of amortization of premium and accretion of discount computed on the level yield method, taking into consideration the level of current and anticipated prepayments.

Loans
     Loans are carried at cost, adjusted for amortization of premiums and accretion of discounts using a method which approximates the level yield method. Interest and fees on loans are recognized as income using the interest method. Loans are stated at cost as FCB has the ability and it is management's intention to hold them to maturity.
     The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. Generally, payments received on nonaccrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred which would warrant resumption of interest accruals.
     FCB adopted the provisions of Statement of Financial  Accounting  Standards
(SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, which amends SFAS 114, on January 1, 1995. SFAS 114 defines the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms have been modified in troubled-debt restructurings. SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. FCB has elected to continue to use its existing method for recognizing interest on impaired loans as described above. The implementation of these statements did not have a material effect on FCB's financial position and resulted in no additional provision for possible loan losses.

Allowance for Possible Loan Losses
     The allowance for possible loan losses is maintained at a level considered adequate to provide for potential losses. The provision for possible loan losses is based on a periodic analysis of the loan portfolio by management, considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, loan collateral and payment experience. In addition to the allowance for estimated losses on impaired loans, an overall unallocated allowance is established to provide for unidentified credit losses which are inherent in the portfolio. As adjustments become necessary, they are reflected in the results of operations in the periods in which they become known.

Bank Premises and Equipment
     Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the related lease terms. Bank premises are depreciated on the straight-line method over 11 to 41 years. Furniture, fixtures and equipment are depreciated on the straight-line method over one to seven years.

Other Real Estate
     Other real estate (ORE) which includes real estate acquired through foreclosure or by deed in lieu of foreclosure, is stated at the lower of fair value less applicable selling costs or cost at the time the property is acquired. The excess of cost over fair value of ORE at the date of acquisition is charged to the allowance for possible loan losses. Subsequent reductions in carrying value to reflect current fair value or costs incurred in maintaining the properties are charged to expense as incurred.

Intangibles
     As part of the 1982 acquisition of the business of thirteen branches of California Canadian Bank, a leasehold interest intangible asset was established and is being amortized over the remaining lives of the leases. The unamortized balance at December 31, 1995 and 1994 was $72,000 and $232,000, respectively, and is included in other assets.
     In 1988, FCB acquired the business of three branches of Citizens Bank of Roseville resulting in excess cost over net assets acquired of $1.43 million. FCB concluded that there was no future value to the intangible and, accordingly, the remaining intangible was charged-off resulting in amortization expense for the year ended December 31, 1994 of $1.05 million. Amortization expense for the year ended December 31, 1993 was $73,000.

Income Taxes
     FCB and its subsidiary filed a consolidated federal income tax return for the periods preceding First Banks' acquisition of FCB and the Bank. For the periods subsequent to First Banks' acquisition, FCB and the Bank have joined in filing a consolidated federal income tax return with First Banks. Prior to August 24, 1995, FCB and the Bank each paid their respective portion of federal income taxes or received payments to the extent that tax benefits were realized. Subsequent to the acquisition of FCB common stock by First Banks, FCB and the Bank each pay their respective portion of federal income taxes to, or receive payments from, First Banks to the extent that tax benefits are available within First Banks' consolidated group. As more fully described in Note 8, should First Banks' ownership percentage fall below 80%, any subsequent tax benefits to be realized by FCB will be dependent on the separate profitability of FCB.
     Effective January 1, 1993, FCB adopted SFAS No. 109, Accounting for Income Taxes. SFAS 109 requires a change from the deferred method of accounting for income taxes, pursuant to Accounting Principles Board Opinion No. 11 (APB 11), to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Upon adoption of SFAS 109, the one-time cumulative effect of this change in accounting for income taxes was not material to the financial position or results of operations of FCB. Prior years' consolidated financial statements have not been restated to apply the provisions of SFAS 109.

Financial Instruments
     A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument.

Net Loss Per Common and Common Equivalent Shares
     Net loss per share is computed using the weighted average number of shares outstanding during the year plus the dilutive effect, if any, of stock options.

Reclassifications
     Certain 1994 and 1993 amounts have been reclassified to conform with the 1995 presentation.

(2)  Recapitalization
     For each of the three years ended December 31, 1994, FCB and the Bank incurred substantial operating losses related primarily to asset quality problems. These problems continued throughout 1995, resulting in the elimination of FCB's stockholders' equity, and the substantial reduction of the Bank's stockholders' equity, by June 30, 1995. Recognizing that new capital was imperative for the Company's survival, the Board of Directors and management had begun a concerted effort in early 1995 to replenish its capital base. However, the rapidity with which losses were incurred during the first six months of 1995 necessitated expediting this process. As a result, as of June 30, 1995, the Company and the Bank entered into a Stock Purchase Agreement with First Banks and Mr. James F. Dierberg. Pursuant to the Stock Purchase Agreement, Mr. Dierberg provided interim financing for the Bank in the form of a purchase of $1.5 million of nonvoting preferred stock. However, in spite of this additional capital, the leverage capital ratios of FCB and the Bank as of June 30, 1995 had declined to (.23%) and 1.08%, respectively.

     The Bank's reduced capital level caused it to be classified as "critically undercapitalized" for regulatory purposes, subjecting it to the Prompt Corrective Action provisions of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. These provisions required it to seek additional capital or face the possible imposition of a conservatorship or receivership within 90 days. In order to achieve the capital levels required, on August 7, 1995, FCB and the Bank entered into the Stock Purchase Agreement with First Banks and Mr. Dierberg. The Stock Purchase Agreement, and subsequent agreements entered into with First Banks, resulted in a series of transactions as follows:

a. On August 22, 1995, First Banks acquired the Bank preferred stock from Mr. Dierberg for $1.5 million.

b. On August 23, 1995, First Banks purchased 116,666,666 shares of Bank common stock for an additional $3.5 million.

c. On October 31, 1995, First Banks purchased a convertible debenture of FCB for $1.5 million, the proceeds of which were used to increase the capital of the Bank.

d. Following the completion of a Special Stockholders' Meeting on December 27, 1995, the shares of Bank preferred stock and Bank common stock held by First Banks were exchanged for 50,000,000 shares of FCB common stock. In addition, First Banks purchased a convertible debenture of FCB for $5.0 million, the proceeds of which, except for $250,000 retained by First Commercial Bancorp, Inc., were contributed to the capital of the Bank.

e. On December 28, 1995, First Banks purchased an additional 15,000,000 shares of FCB common stock for $1.5 million, the proceeds of which were used to increase the capital of the Bank.

     As a result of these transactions, the leverage capital ratios of FCB and the Bank as of December 31, 1995 were 2.14% and 6.58%, respectively. Although FCB continues to be considered "significantly undercapitalized" for regulatory purposes, the Bank is considered "adequately capitalized." A "significantly undercapitalized" institution is one that has a total risk-based capital ratio of less than 6%, a core risk-based capital ratio of less than 3%, or a leverage ratio that is less than 3%. An "adequately capitalized" institution is one that has a total risk-based capital ratio of 8% or greater, a core risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater. As of December 31, 1995, First Banks owned 93.29% of the issued and outstanding common stock of FCB.
     As more fully described in Note 19, subsequent to December 31, 1995, FCB has commenced an offering, to its stockholders other than First Banks, of an aggregate of $5.0 million of newly-issued common stock at $.10 per share. A maximum of $1.0 million of this, if not otherwise subscribed to, may be offered to individuals who are not stockholders of FCB. In addition, $969,000 of common stock is being offered in exchange for certain outstanding dividend obligations and accrued interest thereon of FCB. If this offering is fully subscribed, First Banks' ownership in FCB could be reduced to 50.25%, prior to the conversion of the debentures, or 66.95%, if the debentures are immediately converted.

(3)   Securities Purchased Under Resale Agreements
     Securities purchased under resale agreements are typically collateralized by U.S. Treasury securities, U.S. government agencies, or mortgage-backed securities and generally have maturities of one month or less. There were no securities purchased under resale agreements at December 31, 1995. On December 31, 1994, there were $40 million of such agreements outstanding which had a maturity date of January 3, 1995.

(4)     Investment Securities
     As of January 1, 1994, FCB adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires that investments in debt and equity securities be classified as "held to maturity," "trading securities" or "available for sale." It requires that investments classified as

"held to maturity" be reported at amortized cost, that investments classified as "trading" securities be reported at fair value with unrealized gains and losses included in earnings, and that investments classified as "available for sale" be reported at fair value with unrealized gains and losses reported, net of related income tax effects, as a separate component of stockholders' equity. As of January 1, 1994, a security with an amortized cost of $2.09 million and a market value of $2.10 million was classified as "held to maturity." Securities with an amortized cost of $42.34 million and a market value of $42.68 million were classified as "available for sale." The effect of adopting SFAS 115 was to reflect an unrealized gain of $342,000 which was reported as an increase in stockholders' equity as of January 1, 1994.

     The amortized cost, unrealized gains and losses and fair value of investment securities at December 31, 1995 and 1994 were as follows:

                                                              Gross        Gross
                                              Amortized    unrealized   unrealized      Fair
                                                cost          gains       losses        value           Yield
                                                ----          -----       ------        -----           -----
                                                             (dollar expressed  in thousands)
December 31, 1995:
    Available for sale:
      U.S. Treasury securities               $ 10,034           25            (9)       10,050          6.02%
      U.S. government agencies                 53,251           67           (77)       53,241          5.64
                                               ------           --           ---        ------          ----
                                               63,285           92           (86)       63,291          5.70
                                               ------           --           ---        ------          ----
    Held to maturity:
      U.S. Treasury securities                  7,018           63             -         7,081          6.51
      U.S. government agencies                  3,940            -           (16)        3,924          4.83
                                                -----           --           ---         -----          ----
                                               10,958           63           (16)       11,005          5.90
                                               ------          ---           ---        ------          ----
                      Total                  $ 74,243          155          (102)       74,296          5.73
                                             ========          ===          ====        ======          ====

December 31, 1994:
    Available for sale:
      U.S. Treasury securities              $   3,146            -          (108)        3,038          4.76%
      U.S. government agencies                 11,096            9          (416)       10,689          6.27
                                               ------            -          ----        ------          ----
                                               14,242            9          (524)       13,727          5.94
    Held to maturity -
      U.S. Treasury agencies                    3,963            -          (148)        3,815          5.22
                                                -----          ---          ----         -----          ----
                      Total                  $ 18,205            9          (672)       17,542          5.78

                                             ========            =          ====        ======          ====

     The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 1995 are summarized below. Maturities of mortgage-backed securities are classified in accordance with contractual repayment schedules. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Available for sale                      Held to maturity
                                                 ------------------                      ----------------
                                        Amortized        Fair                    Amortized     Fair
                                          cost           value        Yield        cost        value      Yield
                                          ----           -----        -----        ----        -----      -----
                                                             (dollar expressed  in thousands)
Maturing within one year:
U.S. Treasury securities                 $ 10,034       10,050        6.02%    $   7,018       7,081       6.51%
U.S. government agencies                   48,703       48,707        5.67         2,005       2,005       4.70
                                           ------       ------                     -----       -----
     Total maturing within one year        58,737       58,757        5.73         9,023       9,086       6.11
Maturing from one to five years -
U.S. government agencies                    4,548        4,534        5.29         1,935       1,919       4.97
                                            -----        -----                     -----       -----
   Total                                 $ 63,285       63,291        5.70      $ 10,958      11,005       5.91
                                         ========       ======        ====      ========      ======       ====


     Proceeds from the sale of a debt security classified as available for sale during 1995 were $1.06 million, resulting in a gain of $3,000. There were no sales of securities for the years ended December 31, 1994 and 1993.
     Investment securities with a carrying value of $18.9 million and $17.2 million at December 31, 1995 and 1994, respectively, were pledged to secure U.S. government and other public deposits and for other purposes required or permitted by law.

(5)   Loans and Allowance for Possible Loan Losses
     The changes to the allowance for possible loan losses for the years ended December 31 were as follows:

                                                       1995             1994          1993
                                                       ----             ----          ----
                                                       (dollars expressed in thousands)

  Balance, January 1                                $ 7,437            7,337         5,484
                   -                                -------            -----         -----
  Loans charged-off                                  (6,270)         (10,023)       (6,509)
  Recoveries of loans previously charged-off            363              314           262
                                                     ------              ---           ---
               Net loans charged-off                 (5,907)          (9,709)       (6,247)
                                                     ------           ------        ------
  Provision charged to operations                     3,885            9,809         8,100
  Reduction in allowance for possible loan
    losses from sale of loans                           (27)               -             -
                                                      -----            -----         -----
         Balance, December 31                       $ 5,388            7,437         7,337

                                                    =======            =====         =====

     Nonaccruing loans aggregated $4.00 million and $11.43 million at December 31, 1995 and 1994, respectively. At December 31, 1995, the recorded investment in loans considered impaired was $4.53 million, representing loans on nonaccrual status and restructured loans. The impaired loans had no valuation reserves at December 31, 1995. The average recorded investment in impaired loans, since the adoption of SFAS 114 and SFAS 118 on January 1, 1995, was $8.5 million. The interest income related disclosures, including the amount of interest that would have been recorded under the original terms of impaired loans and the amount of income received, were not available. Such information was not practicable to obtain due to the discontinuance of FCB's former data processing system in December 1995.

(6)  Lease Financing
     FCB has an equity participation in a leveraged lease agreement. Under the terms of the agreement, FCB's equity investment represents approximately 35% of the cost of the leased equipment. The remaining 65% is provided by a third party through long-term debt which provides no recourse against FCB and is secured by first liens on the leased equipment. FCB's net investment in the leveraged lease at December 31 was as follows:

                                                        1995       1994
                                                        ----       ----
                                              (dollars expressed  in thousands)

    Lease rental receivable                            $ 641        695
    Estimated residual value                             378        378
    Less unearned and deferred income                    (28)       (35)
                                                         ---        ---
    Investment in leverage leases                      $ 991      1,038
                                                       =====      =====

     The net income from FCB's investment in the leveraged lease was $7,100 for each of the years ended December 31, 1995, 1994 and 1993.

(7)   Bank Premises and Equipment
     Bank premises and equipment were comprised of the following at December 31:

                                                             1995       1994
                                                             ----       ----
                                                           (dollars expressed
                                                              in thousands)

    Buildings                                              $   616        616
    Land and land improvements                                 894        894
    Leasehold improvements                                   1,801      1,485
    Furniture, fixtures, and equipment                       4,520      4,669
                                                             -----      -----
                                                             7,831      7,664
    Less accumulated depreciation and amortization           5,584      5,027
                                                             -----      -----
                    Bank premises and equipment, net       $ 2,247      2,637
                                                           =======      =====

     Depreciation and amortization expense was $695,000, $667,000 and $875,000 for the years ended December 31, 1995, 1994 and 1993, respectively.
     At December 31, 1995, the approximate minimum future lease rentals payable under noncancellable operating leases for bank premises were as follows:
                                               (dollars expressed in thousands)


       1996                                                 $    563
       1997                                                      395
       1998                                                      265
       1999                                                      233
       2000                                                      236
       Thereafter                                                 95
                                                              ------
               Total minimum lease payments                  $ 1,787
                                                             =======

     The net rental expense included in occupancy expense for bank premises was $965,000, $871,000 and $844,000 for the years ended December 31, 1995, 1994 and
1993, respectively. Rental income under noncancellable subleases was $114,000, $99,000 and $99,000 for the years ended December 31, 1995, 1994 and 1993, respectively. At December 31, 1995, these subleases extend through 1998 and future minimum rental income is $105,000, $99,000 and $25,000 for 1996, 1997 and 1998, respectively.

(8)   Income Taxes
     FCB and the Bank filed a consolidated federal income tax return for the period prior to their respective acquisitions by First Banks. Because of the structure of the transaction described in Note 2 to the consolidated financial statements, current regulations of the Internal Revenue Code prohibit FCB and the Bank from continuing to file a consolidated income tax return for the period after August 23, 1995, because the acquisition by First Banks of the Bank stock caused its disaffiliation with FCB. However, subsequent to the exchange of Bank stock and the acquisition of additional FCB stock by First Banks, both FCB and the Bank will file a consolidated federal income tax return with First Banks for the periods First Banks owned greater than 80% of the respective entities. As more fully discussed in Note 19, should the stock rights offering cause First Banks' ownership percentage to fall below 80%, FCB and the Bank would be disaffiliated from First Banks, and neither FCB nor the Bank would be permitted to be included in the consolidated return of First Banks for five years. In addition, the Bank, which was disaffiliated from FCB on August 22, 1995, would not be permitted to file a consolidated return with FCB for five years. However, regulations do provide procedures for FCB to request permission from the Internal Revenue Service to join in filing a consolidated return with the Bank. FCB would need to request a waiver from the Internal Revenue Service in the form of a private letter ruling, prior to the due date of the consolidated return, in order to file a consolidated federal return with the bank. This is not an automatic reaffiliation.

     Provision (benefit) for income taxes consists of:

                                                                         Years ended December 31,
                                                                         ------------------------
                                                                     1995          1994         1993
                                                                     ----          ----         ----
                                                                     (dollars expressed in thousands)

              Current income taxes:
                 Federal                                         $   (101)          -          (2,677)
                 State                                                  -           -               -
                                                                      ---         -----         -----
                                                                     (101)          -          (2,677)
                                                                     ----         -----        ------
              Deferred income tax expense (benefit):
                 Federal                                            5,386         (4,761)      (1,090)
                 State                                                695         (1,736)           -
                                                                      ---         ------        -----
                                                                    6,081         (6,497)      (1,090)
                                                                    -----         ------       ------
              Valuation allowance                                  (6,081)         8,904            -
                                                                   ------          -----       ------
                                 Total                           $   (101)         2,407       (3,767)
                                                                 ========          =====       ======

     The effective federal income tax rates differ from amounts which would be calculated using statutory tax rates as follows:

                                                                     Years ended December 31,
                                                                     ------------------------
                                                          1995                   1994                 1993
                                                          ----                   ----                 ----
                                                              % of                   % of                   % of
                                                             pretax                 pretax                 pretax
                                                   Amount    income      Amount     income     Amount      income
                                                   ------    ------      ------     ------     ------      ------
                                                                  (dollars expressed in thousands)

       Loss before provision (benefit) for
         income taxes                           $ (7,532)               $(15,783)            $(11,078)
                                                 ========                ========             ========

       Taxes on loss calculated
         at statutory rates                       (2,636)    (35.0)%      (5,366)   (34.0)%    (3,767)     (34.0)%

       Effects of differences in tax reporting:
         Change in the deferred tax
             valuation allowance                  (6,081)    (80.7)        8,904     56.4         -          -
         Change in tax attributes available
             to be carried forward                 8,616     114.4          -          -          -          -
         State income taxes                         -          -          (1,131)    (7.2)        -          -
         Other, net                                 -          -            -         -           110        -
                                                 -------     ----         ------     ----         ---      ----
             Provision (benefit)
                  for income taxes              $   (101)     (1.3)%   $   2,407     15.2%    $(3,767)     (34.0)%
                                                ========      ====     =========     ====     =======      =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for periods after the adoption of SFAS 109 are shown below.

                                                                                     December 31,
                                                                                     ------------
                                                                                  1995         1994
                                                                                  ----         ----
                                                                          (dollars expressed in thousands)
       Deferred tax assets:
         Allowance for possible loan losses                                     $ 1,648        1,377
         Other real estate                                                          654        2,981
         AMT tax credit carryforwards                                               448          435
         Depreciation on bank premises and equipment                                145           83
         Other        23                                                              -
         Net operating loss carryforwards (federal and state)                       382        4,346
                                                                                    ---        -----
             Total gross deferred tax assets                                      3,300        9,222
         Less valuation allowance                                                (2,823)      (8,904)
                                                                                 ------       ------
             Gross deferred tax assets, net of valuation allowance                  477          318
                                                                                    ---          ---

       Deferred tax liabilities:
         Leveraged leases                                                           203          268
         Accretion                                                                   10           50
         State taxes                                                                264            -
                                                                                    ---          ---
             Total gross deferred tax liabilities                                   477          318
                                                                                    ---          ---
             Net deferred tax assets                                            $     0            -
                                                                                =======          ===

     With the completion of the 1995 acquisitions of FCB and the Bank by First Banks, the federal and state net operating loss (NOL) carryforwards generated prior to the two transactions are subject to an annual limitation under Internal Revenue Code (IRC) Section 382 and California Revenue and Taxation Code Section 24451, respectively, for all subsequent tax years. The federal and state annual limitations for the Bank are $28,598. The following schedules reflect the NOL carryforwards that will be available, after consideration of these limitations, to offset future taxable income. If taxable income for a post-transaction year does not equal or exceed the annual limitation, the unused limitation is carried forward to increase the limitation amount for the succeeding years until the excess limitation is utilized. This does not affect the original expiration dates of the NOL. Also acquired in the acquisitions are alternative minimum tax credits of $448,000. These credits are also subject to annual limitations.
     For federal income tax purposes, FCB had NOL carryforwards of approximately $988,000. The NOL carryforwards expire as follows:

                                              (dollars expressed in thousands)
       Year ending December 31:
           2008                                            $   479
           2009                                                509
           ----                                                ---
                                                           $   988
                                                              ====

     For  California   income  tax  purposes,   FCB  had  NOL  carryforwards  of
approximately $353,000. The NOL carryforwards expire as follows:

                                             (dollars expressed in thousands)
       Year ending December 31:
           1996                                           $    89
           1997                                                88
           1998                                                88
           1999                                                88
           ----                                               ---
                                                          $   353
                                                              ===

     Subsequent to the acquisition by First Banks, the net deferred tax assets of FCB were evaluated to determine whether it is more likely than not that the deferred tax assets will be recognized in the future. Due to the uncertainty of future operating results and possible disaffiliation with respect to filing a consolidated federal income tax return with First Banks, as previously discussed, it was determined that the valuation allowance established for FCB should wholly offset any net deferred tax asset.
      Changes to the deferred tax assets valuation allowance are as follows:

                                                      Years ended December 31,
                                                          1995        1994
                                                (dollars expressed in thousands)

  Balance, beginning of year                           $ 8,904         -
  Current year deferred provision, change
       in deferred tax valuation allowance              (6,081)     8,904
                                                        ------      -----
  Balance, end of year                                 $ 2,823      8,904
                                                       =======      =====

 (9)   12% Convertible Debentures
     Pursuant to the Stock Purchase Agreement discussed in Note 2 to the accompanying consolidated financial statements, FCB issued to First Banks two 5-year, 12% convertible debentures in exchange for a total of $6.5 million. The principal and any accrued but unpaid interest thereon is convertible at any time prior to maturity, at the option of First Banks, into FCB common stock at $.10 per share. At maturity, any unpaid principal and accrued interest will be converted into FCB common stock at $.10 per share. The initial debenture of $1.5 million was issued on October 31, 1995 and matures on October 31, 2000. The second debenture was issued on December 28, 1995 and matures on December 28, 2000. Cash may be paid with respect to either the principal or interest on the debentures only when, in the sole and absolute discretion of the Board of Directors of FCB, it is determined that FCB has sufficient funds to make such payment in accordance with all applicable regulatory requirements. The debentures are secured by all of the shares of Bank common stock held by FCB.
     Accrued and unpaid interest on the debentures was $37,667 at December 31, 1995. At that date, the principal and accrued interest on the debentures could have been converted into an aggregate of 65,376,670 shares of FCB common stock.

(10)   Commitments and Contingent Liabilities

Off-Balance Sheet Financial Instruments
     In the ordinary course of business, FCB enters into various types of transactions which involve financial instruments with off-balance-sheet risk. These instruments include commitments to extend credit and letters of credit and are not reflected in the accompanying consolidated balance sheets. These financial transactions carry various degrees of credit risk. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract.
     FCB's loans, and related credit risks, are primarily concentrated in Northern California. The cities and surrounding metropolitan areas where the majority of FCB's loan customers reside are Sacramento, Roseville, San Francisco, Concord, and Campbell, California. Economic fluctuations in the California regions of the Sacramento Valley and San Francisco Bay Area have had, and will continue to have, a direct impact on the credit risk of the Company.
     Commitments to extend credit are legally binding loan commitments, subject to certain conditions, with set expiration dates. FCB typically receives a fee for providing a commitment. FCB evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by FCB upon the extension of credit, is based on management's evaluation. Collateral held varies, but may include cash, marketable securities, accounts receivable, inventory, equipment and real estate property.
     Standby letters of credit are provided to customers to guarantee their performance, generally in the production of goods and services or under contractual commitments in the financial markets. Commercial letters of credit are issued to customers to facilitate trade transactions. They represent a substitution of FCB's credit for the customer's credit.

     The contractual amounts of commitments to extend credit and standby letters of credit represent the amount of credit risk. Since many of the commitments and letters of credit are expected to expire without being fully drawn, the contractual amounts do not necessarily represent future cash requirements.
     The following is a summary of financial instruments with off-balance-sheet risk at December 31, 1995 and 1994:
                                                 1995       1994
                                         (dollars expressed in thousands)

     Commitments to extend credit              $ 22,578     41,504
     Standby letters of credit                    2,078      3,329

     Real estate construction loan commitments were $637,000 and $3.43 million at December 31, 1995 and 1994, respectively, and are included in commitments to extend credit in the schedule above.

Litigation
     FCB is involved in various routine legal actions as both plaintiff and defendant. In the opinion of management, based upon the present status of litigation and the advice of legal counsel, the ultimate resolution of any of these matters will not have a material adverse impact on the financial position of FCB.

(11)   Dividends
     The stockholders of FCB will be entitled to receive dividends, when and as declared by the Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the Delaware General Corporation Law. At December 31, 1995 and 1994, there were no outstanding shares of preferred stock. On December 31, 1991, the Board of Directors of FCB declared a $.32 per share cash dividend on its common stock. This dividend was payable in four installments during 1992. On July 9, 1992, the Company made the decision to suspend payment of the third and fourth quarter dividends which totaled $.16 per share. FCB will continue to accrue interest on these suspended dividends at the current legal rate until such time as the dividends are paid to stockholders of record as of June 15, 1992 and September 14, 1992. As of December 31, 1995, the aggregate accrued dividends and accrued but unpaid interest thereon was approximately $969,000. The payment of the accrued dividends and declaration of subsequent dividends is subject to approval by the Federal Reserve Bank of San Francisco (see Note 15). In connection with its offering to stockholders commenced subsequent to December 31, 1995, as described in Note 19, FCB is offering, to those individuals eligible to receive the accrued and unpaid 1992 dividends, one share of FCB common stock for each $.10 of dividends and accrued interest, in satisfaction of that obligation.
     Dividends by the Bank to FCB are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year. In addition, the Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC) have indicated that it would generally be considered to be an unsafe and unsound banking practice for banks to pay dividends except out of current operating earnings. Further, FCB and the Bank are restricted from paying dividends under the terms of certain regulatory agreements (see Note 15). During 1995, 1994 and 1993, the Bank paid no dividends to FCB. As of December 31, 1995, the retained deficit of the Bank was approximately $30.31 million.

(12)   Stock Option Plans
     In 1987, the Board of Directors amended and restated the Company's employee stock option plan (the Employee Plan) for full-time salaried officers and employees who have substantial responsibility for the successful operation of FCB and the Bank. The Employee Plan provides for the grant of "incentive stock options," as defined in Section 422A of the Internal Revenue Code. The Employee Plan reserved an aggregate of 783,000 shares of FCB common stock. Options may be granted at an exercise price not less than the fair market value of the stock at the date of grant and vest at a rate of 20% per year for a period of five years from date of grant. Options expire ten years from date of grant and may be exercised with shares of FCB stock or other valuable consideration. Options may be granted, pursuant to the Employee Plan, until its expiration on March 11, 1997.

     The Employee Plan is administered by the Board of Directors or a committee appointed by the Board (in either case, the "Committee"). The Committee determines to whom options will be granted and the terms of each option granted, including the exercise price, number of shares subject to the option, the vesting provisions thereof, and whether the option will be an incentive or nonstatutory option.
     Activity for the three years ended December 31, 1995 related to the Employee Plan was as follows:

                                                    Options outstanding
                                                    -------------------
                                   Shares available               Price
                                      for grant    Shares       per share
                                      ---------    ------       ---------

Balance, January 1, 1993              119,552     523,700   $ 4.38 - 11.12
   Options granted                    (15,000)     15,000     4.00 -  5.88
   Options cancelled                   25,500     (25,500)    6.13 - 10.75
   Options exercised                   -           (2,000)        5.63
                                      -------      ------         ----
Balance, December 31, 1993            130,052     511,200     4.00 - 11.12
   Options granted                     (3,500)      3,500     4.25 -  5.38
   Options cancelled                  328,900    (328,900)    4.00 - 11.12
   Options exercised                   -           -               -
                                      -------     -------      -----------
Balance, December 31, 1994            455,452     185,800     4.25 - 11.12
   Options granted                     -           -               -
   Options cancelled                   90,500     (90,500)    5.00 -  8.44
   Options exercised                   -           -           -
                                      -------     -------     ------------
Balance, December 31, 1995            545,952      95,300     4.25 - 11.12
                  === ====            =======      ======     ====   =====

     At December 31, 1995, options for 82,140 shares were exercisable at prices ranging from $4.25 to $11.12. On August 22, 1989, the Board of Directors amended the Employee Plan to provide that in the event of a sale, dissolution or liquidation, merger or consolidation in which FCB is not the surviving corporation (other than a merger or consolidation solely for the purpose of charter migration), an optionee shall have the right immediately preceding any such transaction, to exercise any unvested and unexercised portion of said optionee's options. Although the transactions with First Banks pursuant to the Stock Purchase Agreement provided optionees this right, the exercise prices on options currently outstanding are substantially in excess of market prices. Consequently, no options were exercised as a result of those transactions.
     On September 26, 1989 (Commencement Date), the Board of Directors of FCB adopted the First Commercial Bancorp, Inc., Directors' Stock Option Plan (Directors' Plan), which was approved by the stockholders of FCB at its Annual Stockholders' Meeting held on May 23, 1990. There are presently reserved for issuance under the Directors' Plan 250,000 shares of FCB's common stock. Only non-employee directors of FCB are eligible to receive options in accordance with the Directors' Plan. As of December 31, 1995, only two directors are eligible to participate in the Directors' Plan.
     One present director of FCB received a onetime grant of a nonstatutory option to purchase 10,000 shares, which became exercisable upon approval by the stockholders, service as a Board member for at least six months, and satisfaction of certain vesting requirements set forth below.
     On each anniversary date of the Commencement Date, each director who has been a director continuously for the preceding year and who has not previously received one or more grants of options to purchase a total of 10,000 shares, will receive a grant of an option to purchase 2,000 shares. The maximum number of shares for which options may be granted under the Directors' Plan to any director is 10,000 shares. Options granted to directors to purchase common stock of FCB shall vest and become exercisable at the rate of 20% of the shares per year from the exercise date and may be exercised by the optionee during a period of 10 years.
     The Directors' Plan will expire on September 26, 1998, unless terminated earlier by the Board of Directors. At December 31, 1995, options for 70,000 vested shares under the Directors' Plan were exercisable at a price of $11.12 per share.

(13)   Employee Benefit Plans
     FCB's profit-sharing plan is a self-administered savings and incentive plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Under the plan, employer matching contributions are determined annually by FCB's Board of Directors. An employee's interest in such contributions vest on a 5-year schedule according to years of service rendered. Employee contributions are limited to 15% of an employee's compensation, not to exceed $9,500 for 1995, and vest immediately. The employer matching contributions were suspended as of January 1, 1995. Total employer contributions under the plan were $105,000 and $116,000 for the years ended December 31, 1994 and 1993, respectively. For these same three years, the Bank paid for the plan's administrative, accounting and legal expenses of approximately $16,000, $20,000 and $33,000, respectively.
     FCB adopted an Employee Stock Ownership Plan (ESOP) for all eligible employees. Under the terms of the ESOP, the amount of contributions made is within the sole discretion of the Board of Directors. Employees may not contribute to the ESOP. Contributions to the ESOP are allocated among eligible employees' accounts in relation to their compensation as shares of stock of FCB are acquired and vest over a period specified in the ESOP. Any shares held by the ESOP are distributed to employees following death, disability, retirement or other separation from employment in accordance with the terms of the ESOP. There were no contributions to the ESOP for the years ended December 31, 1995, 1994 and 1993.
     Postretirement benefits other than pensions and postemployment benefits are generally not provided for FCB's employees.

(14) Fair Value of Financial Instruments
     Fair values for financial instruments are management's estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including, deferred tax assets and bank premises and equipment. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of the estimates.

     The estimated fair values of FCB's financial instruments at December 31 were as follows:

                                                          December 31, 1995               December 31, 1994
                                                          -----------------               -----------------
          (dollars expressed in thousands)            Carrying        Estimated       Carrying       Estimated
                                                       amount        fair value        amount       fair value
                                                       ------        ----------        ------       ----------
          Assets:
             Cash and cash equivalents             $    18,768         18,768           86,259         86,259
             Interest-bearing deposits with
               other financial institutions
               with original maturities
               over three months                          -              -                 299            299
             Investment securities                      74,249         74,296           17,690         17,541
             Loans, net                                 68,627         68,681          122,735        116,315
             Lease financing, net                          991            991            1,038          1,038
             Accrued interest receivable                 1,429          1,429            1,287          1,287

          Liabilities:
             Demand and savings deposits                83,870         83,870          147,018        147,018
             Time deposits                              72,294         72,371           86,518         86,769
             12% convertible debentures                  6,500          6,500            -             -
             Accrued interest payable                      487            487              335            335

          Off balance sheet -
             unfunded loan commitments                   -              -                -             -


     The following methods and assumptions were used in estimating fair values for financial instruments: Financial Assets:
     Cash and cash equivalents, interest-bearing deposits, lease financing and accrued interest receivable: The carrying values reported in the consolidated balance sheets approximate fair value.
     Investment securities: Fair value for investment securities is based upon quoted market prices. If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments.
     Net loans: The fair values for most loans held for investment are estimated utilizing discounted cash flow calculations that apply interest rates currently being offered for similar loans to borrowers with similar risk profiles. The carrying values for loans are net of the allowance for possible loan losses and unearned discount. Financial Liabilities:
     Deposits: The fair value disclosed for deposits generally payable on demand (i.e., non-interest-bearing and interest-bearing demand, savings and money market accounts) are considered equal to their respective carrying amounts as reported in the consolidated balance sheets. The fair value disclosed for demand deposits does not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar certificates to a schedule of aggregated monthly maturities of time deposits.
     Convertible debentures and accrued interest payable: The carrying value reported in the consolidated balance sheets approximates fair value. Off-Balance
Sheet:
     Credit commitments: The majority of the commitments to extend credit and commercial and standby letters of credit contain variable interest rates and credit deterioration clauses and, therefore, the carrying value of these credit commitments approximates fair value.

(15)   Regulatory Agreements
     For each of the three years ended December 31, 1995, FCB has incurred substantial losses from operations. These losses were associated primarily with the emphasis which FCB had placed on real estate based lending and the deterioration of the California economy during that period, particularly as it related to the real estate sector. Because of the magnitude of problem assets which arose and the reduction of FCB's capital due to the losses, FCB has been operating under the terms of a Memorandum of Understanding with the Federal Reserve Bank of San Francisco (MOU) and the Bank has been operating under the terms of a Cease and Desist Order issued by the FDIC, a Final Order issued by the State Banking Department and several Capital Impairment Orders (collectively the Orders). The MOU and the Orders have placed significant restrictions on FCB and the Bank including restrictions on the payment of dividends, requirements of specified capital levels and reduction of classified assets. As a result of the recapitalization and numerous actions taken by FCB, management believes FCB is in substantial compliance with the MOU and the Orders. However, full compliance, particularly with certain capital requirements, has not yet been achieved.
     FCB and the Bank entered into a Stock Purchase Agreement with First Banks and James F. Dierberg as outlined in Note 2, which resulted in a substantial recapitalization of FCB and the Bank during 1995. In addition, as more fully described in Note 19, subsequent to December 31, 1995, FCB has commenced an offering of its common stock to existing stockholders in exchange for dividends owed to certain stockholders. However, FCB has continued to incur losses from operations through December 31, 1995. Furthermore, the effect of a large portfolio of problem assets and the potential of a substantial interest cost associated with the Debenture issued to First Banks under the Stock Purchase Agreement may impair FCB's ability to generate sufficient future profitability to satisfy all of FCB's regulatory agreements. Consequently, there can be no assurance that: (1) FCB will not incur substantial additional losses in the liquidation of its portfolio of problem assets; (2) continued losses will not adversely effect FCB's ability to comply with the requirement of the MOU and the Orders; or (3) because of any of the preceding, FCB and the Bank may not be required to raise additional capital or have additional regulatory agreements imposed upon it in the future.

(16)    Restatement of Consolidated Financial Statements
     During the second quarter of 1994, FCB became aware of the existence of certain previously unknown information which affected the reported carrying value of certain assets included in FCB's December 31, 1993 and 1992 financial statements. FCB believes that had this information been known at December 31, 1992, FCB would have written off certain assets and recognized a loss at that time. Thus, FCB's financial statements for the fiscal years ended December 31, 1993 and 1992 have been restated to reflect the effects of these charge-offs and losses. The effect of this restatement for 1994 was to decrease ORE by $3.90 million, increase the allowance for possible loan losses by $974,000 for a charge-off recorded in 1993, decrease interest income by $14,000, record a tax benefit of $5,000, increase cash by $47,000 and increase savings accounts by $96,000. The net of these transactions increased previously reported loss and retained deficit by $9,000.
     The effect of this restatement for 1992 was to charge-off real estate construction loans of $4.89 million to the allowance for possible loan losses and establish a corresponding addition to the provision for possible loan losses. In addition, interest income was reversed by $18,000 and a tax benefit was recorded for $1.72 million. The net of these transactions increased previously reported net loss and retained deficit in 1992 by $3.19 million.

(17) Transactions with First Banks
     In October 1995, the Board of Directors of the Bank approved a management services agreement with First Banks and a cost sharing agreement with First Bank & Trust, Irvine, California, a wholly owned subsidiary of First Banks. The management fee agreement provides that the Bank will compensate First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review, income tax preparation and assistance, accounting and other management and administrative services. Hourly rates for such services compare favorably with those of similar services from unrelated sources, as well as the internal costs of the Bank personnel which were used previously. It is estimated that the aggregate cost for such services will be more economical than those previously incurred separately by the Bank.
     Because of this affiliation through First Banks and the geographic proximity of certain of these banking offices, the Bank and First Bank & Trust plan to share the cost of certain personnel and services which will be used by both banks. This will include the salaries and benefits of certain loan and administrative personnel. The banks have entered into a cost sharing agreement for the purpose of allocating these expenses between them. Expenses associated with loan origination personnel will be allocated based on the relative loan volume between the banks. Costs of most other personnel will be allocated on an hourly basis. Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost.
     The Bank also entered into a data processing agreement with FirstServ, Inc., a wholly owned data processing subsidiary of First Banks, on December 8, 1995. Under this agreement, FirstServ, Inc. began providing data processing and item processing to the Bank in December 1995. The fees for such services are substantially less than the Bank had incurred in connection with its previous data processing operation or than it would incur with non-affiliated vendors.
     The management services agreement, cost sharing agreement and data processing agreement are subject to the review and approval of the Bank's regulatory authorities. Fees paid by the Bank under any of these agreements totaled $99,000 for the year ended December 31, 1995.
     In addition, the Bank may purchase certain services and supplies from or through First Banks as one of its subsidiaries. This would include insurance policies, office supplies and other commonly used banking products which can be acquired more economically than had previously been possible for the Bank separately. These items are purchased on a cost pass-through basis and the amount of such purchases is not expected to be material to FCB's consolidated financial position or results of operations.
     In connection with the recapitalization of FCB, and as more fully discussed in Notes 2 and 9 to the accompanying consolidated financial statements, First Banks purchased convertible debentures of FCB of $1.5 million and $5.0 million on October 31, 1995 and December 28, 1995, respectively. The related interest expense for these debentures was $37,667 for the year ended December 31, 1995.

(18)  Parent Company Only Financial Statements

                            Condensed Balance Sheets
                                                               1995       1994
                                                               ----       ----
                                                             (dollars expressed
                                                                  in thousands)

   Assets:
     Cash                                                   $     200        22
     Investment in First Commercial Bank                       10,987     5,219
     Other assets                                                 413        -
                                                               ------     -----
             Total assets                                   $  11,600     5,241
                                                               ======     =====


   Liabilities and stockholders' equity:
     Dividends payable                                      $     748       748
     12% convertible debentures                                 6,500        -
     Accrued expenses and other liabilities                       773       138
                                                                -----       ---
         Total liabilities                                      8,021       886
     Stockholders' equity                                       3,579     4,355
                                                                -----     -----
         Total liabilities and stockholders' equity         $  11,600     5,241
                                                               ======     =====


                       Condensed Statements of Operations

                                                      Year ended December 31,
                                                      -----------------------
                                                     1995         1994    1993
                                                     ----         ----    ----
                                                (dollars expressed in thousands)
    Income:
        Interest income                          $       1          95      224
        Other income                                     -           -        1
                                                         -          --      ---
               Total income                              1          95      225
                                                         -          --      ---
    Expense:
        Management fee                                   -          56       14
        Other                                          716       1,182      591
                                                       ---       -----      ---
               Total expense                           716       1,238      605
                                                       ---       -----      ---

               Loss before income tax
                   expense (benefit) and
                   equity in undistrib-
                   uted loss of subsidiary            (715)     (1,143)    (380)

    Income tax expense (benefit)                         4          (9)    (108)
                                                       ---       -----     ----
               Loss before equity in
                   undistributed loss
                   of subsidiary                      (719)     (1,134)    (272)

    Equity in undistributed loss of subsidiary      (6,712)    (17,056)  (7,039)
                                                    ------     -------   ------
               Net loss                          $  (7,431)    (18,190)  (7,311)
                                                    ======     =======   ======

                       Condensed Statements of Cash Flows

                                                             Year ended December 31,
                                                             -----------------------
                                                       1995           1994          1993
                                                       ----           ----          ----
                                                        (dollars expressed in thousands)
   Cash flows from operating activities:
      Net loss                                      $ (7,431)       (18,190)       (7,311)
      Adjustments to reconcile net loss
        to net cash (used in) provided
        by operating activities:
            Depreciation and amortization               -             1,047            73
            Equity in undistributed loss of
              subsidiary                               6,712         17,056         7,039
            (Increase) decrease in other assets          (46)           308          (118)
            Increase in liabilities                      351             33            97
                                                         ---             --            --
                  Net cash (used in) provided
                     by operating activities            (414)           254          (220)
                                                        ----            ---          ----

   Cash flows from investing activities -
      contributions to subsidiary                     (7,325)        (1,404)            -
                                                      ------         ------        -------

   Cash flows from financing activities:
      Proceeds from issuance of common stock           1,500           -               11
      Proceeds from issuance of debentures             6,133           -                -
      Proceeds from advances from subsidiary             284           -                -
                                                       -----         -----           -----
                  Net cash provided by
                     financing activities              7,917           -               11
                                                       -----         -----             --

                  Net increase (decrease) in
                     cash and cash equivalents           178         (1,150)         (209)

   Cash and cash equivalents at beginning of year         22          1,172         1,381
                                                         ---          -----         -----

   Cash and cash equivalents at end of year         $    200             22         1,172
                                                        ====             ==         =====

   Noncash financing activities - exchange
      of Company common stock for Bank
      common stock (see Note 2)                      $ 6,500            -               -
                                                     =======          =====         =====

(19)  Subsequent Events
     In January  1996,  FCB filed an  Amended  Registration  Statement  with the
Securities and Exchange Commission for a rights offering to its existing stockholders other than First Banks, of an aggregate of $5.0 million of newly-issued common stock at $.10 per share. A maximum of $1.0 million of this, if not otherwise subscribed to, may be offered to individuals who are not stockholders of FCB. In addition, $969,000 of common stock is being offered in exchange for certain outstanding dividend obligations and accrued interest thereon of FCB. If this offering is fully subscribed, the capital of FCB and the Bank would exceed regulatory requirements. In addition, First Banks' ownership in FCB would be reduced to 50.25%, prior to the conversion of the debentures, or 66.95%, if the debentures are immediately converted.
     First Banks has agreed, pursuant to the Stock Purchase Agreement, that it will purchase on the offering as a standby-purchaser, after the expiration of the rights offering and dividend exchange offer, if necessary, such number of shares as may be required to raise the Bank's Tier 1 capital ratio to 7.00% as required by the SBD's capital impairment order.
     The offering was declared effective by the Securities and Exchange Commission on February 16, 1996, and the Prospectuses were recently mailed to eligible stockholders.

     Form 10-K

     FCB's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, is available without charge to any stockholder upon written request. Requests should be directed to the following address:

           First Commercial Bancorp, Inc.
           865 Howe Avenue
           Sacramento, California  95825

     Common Stock

     The common stock of FCB was traded on the NASDAQ National Market System under the symbol of "FCOB" until July 1, 1995. FCB's Common stock is currently listed on the NASDAQ Small Cap Market.
     The Company has been informed that the common stock will be delisted from the NASDAQ SmallCap Market System unless the Company meets the requirements for continued listing within ninety (90) days of January 25, 1996. These requirements are (i) a minimum bid price of $1.00 per share of common stock or
(ii) capital and surplus of $2,000,000 and a market value of public float of $1,000,000. Based upon market information as of February 14, 1996, the common stock was trading at a bid price of $0.344 and an ask price of $0.375 per share, resulting in a market value of public float of approximately $1,617,000 and, accordingly, the common stock presently meets both requirements for listing set forth in (ii) above. However, because the minimum bid price is less than $1.00 per share, no assurance can be given that the common stock will continue to qualify for listing on the NASDAQ SmallCap Market System. At December 31, 1995, there were approximately 1,100 holders of record of the common stock.

     Common stock price range:

                              1995                               1994
                              ----                               ----
                      High             Low               High             Low
                      ----             ---               ----             ---

   First quarter     $1-11/32          29/32             5-1/2            3-3/4
   Second quarter     1-1/4            1                 4-3/4            2-3/4
   Third quarter      1-3/8            1/4               3-1/2            2
   Fourth quarter     3/4              1/6               2-1/8            7/8

     Common Stock Transfer Agent and Registrar

           First National Bank of Boston
           435 Tasso, Suite 250
           Palo Alto, CA  94301
           Telephone:  (415) 853-0404

     Information

     For information concerning First Commercial Bancorp, Inc., contact:

        Allen H. Blake                              Mr. James E. Culleton
        Chief Financial Officer and Secretary       Corporate Secretary
        11901 Olive Boulevard                       865 Howe Avenue
        St. Louis, Missouri 63141                   Sacramento, California
        Telephone: 314/995-8700                     Telephone:  (916) 641-3288

 Directors of First Commercial Bancorp, Inc. and First Commercial Bank

 James F. Dierberg
 Chairman of the Board, President and Chief Executive Officer - First Banks,Inc.

 Allen H. Blake
 Senior Vice President and Chief Financial Officer - First Banks, Inc. Interim Chief Financial Officer - First Commercial Bancorp, Inc.

 Fred L. Harris
 Attorney-At-Law

 Michael P. Morris
 Certified Public Accountant
 Chief Financial Officer, Nugget Market

 Donald W. Williams
 Senior Vice President and Chief Credit Officer - First Banks, Inc. Acting Chairman of the Board, President and Chief Executive Officer - First Commercial Bancorp, Inc.


 Corporate Officers

 Donald W. Williams
 Acting Chairman of the Board, President and Chief Executive Officer - First Commercial Bancorp, Inc.

 Allen H. Blake
 Interim Chief Financial Officer - First Commercial Bancorp, Inc.

 James E. Culleton
 President and Corporate Secretary - First Commercial Bank

 Gary M. Sanders
 Senior Vice President and Senior Lending Officer - First Commercial Bank

                                  EXHIBIT 23(a)

                   Consent of Independent Public Accountants





Arthur Andersen LLP



     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements File No 33-18459 and No. 33-35131.




/s/Arthur Andersen LLP
- ----------------------
Arthur Andersen LLP
San Francisco, California
March 22, 1996