Form 10-Q
period 1996-03-31
FIRST COMMERCIAL BANCORP INC
filed 1996-05-14
CIK 315547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to  _______________.

Commission file number 0-9477
                       ------

                         FIRST COMMERCIAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               94-2693725
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 identification No.)

                  865 Howe Avenue, Sacramento, California 95825
               (address of principal executive offices) (Zip Code)

                                                  (916) 641-3288
              (Registrant's telephone number, including area code)


   (Former name, former address, and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes __X_ No ____
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
         Class                                 April 30, 1996
         -----                                 --------------

Common Stock, $.01 par value                     69,675,110

                         FIRST COMMERCIAL BANCORP, INC.

                                      INDEX

                                                                         Page

PART I            FINANCIAL INFORMATION


   Item 1.      Financial Statements:
                Consolidated Balance Sheets as of March 31, 1996
                  and December 31, 1995                                  -2-
                Consolidated Statements of Income for the three
                   months ended March 31, 1996 and 1995                  -4-
                Consolidated Statements of Cash Flows for the three
                  months ended March 31, 1996 and 1995                   -5-
                Notes to Consolidated Financial Statements               -6-

   Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   -10-


PART II           OTHER INFORMATION

  Item 6.      Exhibits                                                 -18-


Signatures                                                              -19-



                         PART I - FINANCIAL INFORMATION
                           Item 1 Financial Statements

                         First Commercial Bancorp, Inc.

                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)




                                                                 March 31,  December 31,
                                                                   1996         1995
                                     ASSETS
                                     ------
Cash and cash equivalents:
    Cash and due from banks                                     $  7,321         9,768
    Federal funds sold                                             7,000         9,000
                                                                 -------        ------
          Total cash and cash equivalents                         14,321        18,768
                                                                 -------        ------

Investment securities:
   Available for sale, at fair value                              51,205        63,291
   Held to maturity at amortized cost (estimated fair
    value of $7,057 and $11,005 at March 31, 1996
    and December 31, 1995, respectively)                           7,013        10,958
                                                                  ------        ------
          Total investment securities                             58,218        74,249
                                                                  ------        ------

Loans:
   Commercial, financial and agricultural                         30,361        33,752
   Real estate construction and development                        2,285         4,094
   Real estate mortgage                                           41,658        32,857
   Consumer and installment                                        8,154         3,508
                                                                 -------       -------
          Total loans                                             82,458        74,211
  Unearned discount                                                 (146)         (196)
  Allowance for possible loan losses                              (5,804)       (5,388)
                                                                 -------        ------
          Net loans                                               76,508        68,627
                                                                  ------        ------

Lease receivable, net                                                964           991
Bank premises and equipment, net of accumulated depreciation       2,188         2,247
Accrued interest receivable                                        1,759         1,429
Other real estate owned                                            1,349         1,380
Other assets                                                       2,592         1,844
                                                                --------       -------
          Total assets                                          $157,899       169,535
                                                                 =======       =======




                         FIRST COMMERCIAL BANCORP, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)
                                   (continued)






                                                                             March 31           December 31,
                                                                                1996               1995
                                              LIABILITIES
Deposits:
     Demand:
       Non-interest bearing                                                 $  24,717                27,517
       Interest bearing                                                        19,674                19,367
     Savings                                                                   36,766                36,968
     Time:
       Time deposits of $100 or more                                           13,575                18,764
       Other time deposits                                                     51,417                53,530
                                                                             --------             ---------
          Total deposits                                                      146,149               156,164
                                                                             --------             ---------
Accrued interest payable                                                          445                   487
Accrued and other liabilities                                                   2,370                 2,805
12% convertible debentures                                                      6,500                 6,500
                                                                             --------             ---------
          Total liabilities                                                   155,464               165,956
                                                                             --------             ---------

                              STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 5,000,000 shares authorized;
      no shares issued and outstanding
Common stock, $.01 par value, 250,000,000 shares
      authorized; 69,675,110 shares issued and outstanding                        697                   697
Capital surplus                                                                33,251                33,251
Retained deficit                                                              (31,471)              (30,311)
Net fair value adjustment for securities available for sale                       (42)                  (58)
                                                                             --------              ---------
          Total stockholders' equity                                            2,435                 3,579
                                                                             --------              --------
          Total liabilities and stockholders' equity                         $157,899               169,535
                                                                             ========              ========












           See accompanying notes to consolidated financial statements



                         FIRST COMMERCIAL BANCORP, INC.
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)


                                                                           Three months ended
                                                                                March 31,
                                                                                ---------
                                                                         1996             1995
                                                                         ----             ----
Interest income:
    Interest and fees on loans                                           1,650            2,896
    Investment securities                                                  961              259
    Federal funds sold and other                                           125              621
                                                                        ------           ------
          Total interest income                                          2,736            3,776
                                                                         -----            -----
Interest expense:
   Deposits:
       Interest-bearing demand                                              90              106
       Savings                                                             245              352
       Time deposits of $100 or more                                       211              279
       Other time deposits                                                 773              702
   Other borrowings                                                        238               13
                                                                        ------          -------
          Total interest expense                                         1,557            1,452
                                                                         -----            -----
          Net interest income                                            1,179            2,324
Provision for possible loan losses                                         600                -
                                                                         -----        ---------
          Net interest income after provision for possible loan losses     579            2,324
                                                                         -----           ------

Noninterest income:
       Service charges on deposit accounts and customer service fees       217              264
       Loan servicing fees, net                                              -               12
       Other income                                                         20              148
                                                                        ------            -----
          Total noninterest income                                         237              424
                                                                        ------            -----

Noninterest expense:
       Salaries and employee benefits                                      683            1,225
       Occupancy, net of rental income                                     179              339
       Furniture and equipment                                             116              160
       Federal Deposit Insurance Corporation premiums                      114              177
       Postage, printing and supplies                                      128               72
       Data processing fees                                                121               17
       Legal, examination and professional fees                            278              226
       Communications                                                       13               20
       Losses and expenses on foreclosed real estate, net of gains         277            1,219
       Other expenses                                                      397              332
                                                                        ------           ------
          Total noninterest expense                                      2,306            3,787
                                                                         -----            -----
          Loss before benefit for income taxes                          (1,490)          (1,039)
Benefit for income taxes                                                  (330)               -
                                                                       --------          ------
          Net loss                                                    $ (1,160)          (1,039)
                                                                      ========            =====
Loss per common share                                                     (.02)            (.22)
                                                                      ========           ======
Weighted average shares of common stock and common stock
   equivalents outstanding (in thousands)                               69,675            4,675
                                                                        ======           ======



           See accompanying notes to consolidated financial statements




                         FIRST COMMERCIAL BANCORP, INC.
                Consolidated Statements of Cash Flows (unaudited)
                        (dollars expressed in thousands)


                                                                            Three months ended
                                                                                 March 31,
                                                                             1996          1995
Cash flows from operating activities:
    Net income (loss)                                                     $ (1,160)        (1,039)
    Adjustments to reconcile net income (loss) to net cash:
      Depreciation and amortization of bank premises and equipment              86            157
      Amortization, net of accretion                                          (178)            72
      Provision for possible loan losses                                       600              -
      (Increase) decrease in accrued interest receivable                       329            225
      Interest accrued on liabilities                                        1,557          1,452
      Payments of interest on liabilities                                   (1,599)        (1,449)
      Benefit for income taxes                                                (330)             -
      Other                                                                 (1,484)            28
                                                                          ---------     ---------
          Net cash provided by (used in) operating activities               (2,178)          (554)
                                                                          ---------     ----------
Cash flows from investing activities:
    Maturities of investment securities                                     37,077          1,093
    Purchases of investment securities                                     (20,851)             -
    Net (increase) decrease in loans                                        (8,475)        16,352
    Recoveries of loans previously charged off                                  44            154
    Purchases of bank premises and equipment                                   (26)           (28)
    Other investing activities                                                 (23)           477
          Net cash provided by (used in) investing activities                 7,746        18,048
                                                                         ----------     ---------
Cash flows from financing activities:
    Increase (decrease) in deposits                                        (10,015)       (39,538)
                                                                           --------     ---------
          Net cash provided by (used in) financing activities              (10,015)       (39,538)
                                                                           -------      ---------
          Net increase (decrease) in cash and cash equivalents              (4,447)       (22,044)
Cash and cash equivalents, beginning of period                              18,768         86,259
                                                                         ---------      ---------
Cash and cash equivalents, end of period                                 $  14,321         64,215
                                                                         =========      =========

















           See accompanying notes to consolidated financial statements

                         FIRST COMMERCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1)   Basis of Presentation

          The accompanying consolidated financial statements of First Commercial Bancorp, Inc. (FCB) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1995 annual report on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

          The consolidated financial statements include the accounts of First Commercial Bancorp, Inc. and its sole subsidiary, First Commercial Bank (Bank). As more fully described in Note 2, FCB executed an Amended and Restated Stock Purchase Agreement (Stock Purchase Agreement) as of August 7, 1995, with First Banks, Inc., St. Louis, Missouri (First Banks) and Mr. James F. Dierberg, Chairman, President and Chief Executive Officer of First Banks, to provide for the recapitalization of FCB and the Bank. As a result, First Banks owned 93.29% of the outstanding voting stock of FCB at March 31, 1996 and December 31, 1995.

          As more fully described in note 2, on February 16, 1996, the Securities and Exchange Commission declared effective an Amended Registration Statement of FCB for an offering to its existing shareholders other than First Banks, of an aggregate of 50 million shares of newly-issued common stock, of which a maximum of 10 million shares, if not otherwise subscribed to, may be offered to individuals who are not shareholders of FCB. In addition, 9.69 million shares of common stock is being offered in exchange for certain outstanding dividend obligations and accrued interest thereon of FCB. The offering price is $0.10 per share.

          The net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The outstanding stock options and the conversion of the outstanding convertible debentures have not been included in the computation as they are antidilutive.

   (2)   Recapitalization

         On August 7, 1995, FCB and the Bank entered into the Stock Purchase Agreement with James F. Dierberg, an individual, and First Banks, a Missouri bank holding company, which provides for the recapitalization of FCB and the Bank. The Stock Purchase Agreement amended a previous agreement under which Mr. Dierberg had provided interim financing for the Bank in the form of a purchase of $1.5 million of nonvoting preferred stock. The Stock Purchase Agreement, and subsequent amendments entered into with First Banks, resulted in a series of transactions as follows:

a. On August 22, 1995, First Banks acquired the Bank preferred stock from Mr. Dierberg for $1.5 million.

b. On August 23, 1995, First Banks purchased 116,666,667 shares of Bank common stock for an additional $3.5 million.

c. On October 31, 1995, First Banks purchased a convertible debenture of FCB for $1.5 million.

d. Upon the completion of the Special Shareholders' Meeting on December 27, 1995, the shares of Bank preferred and common stock held by First Banks were exchanged for 50,000,000 shares of FCB common stock. In addition, First Banks purchased a convertible debenture of FCB for $5.0 million.

e. On December 28, 1995, First Banks purchased an additional 15,000,000 shares of FCB common stock for $1.5 million.

         The proceeds from these transactions, with the exception of $250,000 retained by the parent company for corporate expenses and certain offering expenses incurred in the above transactions, were used to increase the capital of the Bank. As a result of these transactions, the capital ratios of FCB and the Bank as of March 31, 1996 and December 31, 1995 were as follows:




                                                 FCB                        Bank
                                                 ---                        ----
                                       March 31,  December 31,   March 31,    December 31,
                                        1996         1995           1996         1995
                                       -----        -----           -----         ----
    Total risk-based capital ratio      3.77%       4.99%          11.50%        12.66%
    Tier I risk-based capital ratio     2.46        3.68           10.20         11.35
    Leverage ratio                      1.49        2.14            6.16          6.58

         On February 16, 1996, after its Amended Registration Statement was declared effective by the Securities and Exchange Commission, FBC commenced an offering of an aggregate of 59.69 million shares of newly-issued common stock. The offering was composed of: (a) an offering to its existing shareholders, other than First Banks, of 50 million shares at $.10 per share (the Rights Offering); (b) an offering to individuals who are not shareholders of FCB of a maximum of 10 million of the shares available in the Rights Offering which are not otherwise subscribed (the Public Offering); and (c) an offering of 9.69 million shares in exchange for certain outstanding dividend obligations and accrued interest thereon of FCB (the Dividend Exchange Offering). As of May 1, 1996, approximately 4.16 million shares of common stock had been subscribed pursuant to this offering. On May 10, 1996, the Board of Directors of FCB extended the expiration of the Dividend Exchange Offering to June 7, 1996. The Rights Offering and the Public Offering expired on May 10, 1996. If the aggregate offering is fully subscribed, First Banks' ownership could be reduced to 50.25% prior to the conversion of the debentures, or 70.40% if the debentures had been converted as of March 31, 1996.

         First Banks has agreed, pursuant to the Stock Purchase Agreement, that it will purchase in the offering, as a standby purchaser, such number of shares of common stock as may be required to raise the Bank's Tier I capital ratio to 7.00%, the minimum required by the Capital Impairment Order of the State Banking Department of California discussed below.

   (3)   Regulatory Agreements

         For each of the four years ended December 31, 1995, as well as the three months ended March 31, 1996, FCB and the Bank have incurred substantial losses from operations. These losses were associated primarily with the emphasis which the Bank had placed on real estate based lending and the deterioration of the California economy during that period, particularly as it related to the real estate sector. Because of the magnitude of problem assets which arose and the reduction of the Bank's capital due to the losses, FCB has been operating under the terms of a Memorandum of Understanding with the Federal Reserve Bank of San Francisco (MOU), and the Bank has been operating under the terms of a Cease and Desist Order issued by the Federal Deposit Insurance Corporation, a Final Order issued by the State Banking Department of California and several Capital Impairment Orders (collectively the "Orders"). The MOU and the Orders have placed significant restrictions on FCB and the Bank including restrictions on the payment of dividends, requirements of specified capital levels and reductions of classified assets. As a result of the recapitalization described in Note 2 and numerous actions taken by FCB, management believes that FCB is in substantial compliance with the MOU and the Orders. However, full compliance, particularly with certain capital requirements, has not yet been achieved.

         As a result of the completion of the transactions pursuant to the Stock Purchase Agreement with First Banks and Mr. James F. Dierberg, FCB and the Bank were substantially recapitalized in 1995. The stock offering commenced in February 1996, described in Note 2, and the standby purchase agreement with First Banks is expected to place the Bank in compliance with its various capital requirements. However, FCB has continued to incur losses from operations through March 31, 1996. Furthermore, the effect of a large portfolio of problem assets and the substantial interest cost associated with the convertible debentures issued to First Banks may impair FCB's ability to generate sufficient future profitability to satisfy all of FCB's regulatory agreements. Consequently, there can be no assurance that: (1) FCB will not incur substantial additional losses in the liquidation of its portfolio of problem assets; (2) continued losses will not adversely affect FCB's ability to comply with the requirements of the MOU and the Orders; or (3) because of the preceding, FCB and the Bank may not be required to raise additional capital or have additional regulatory agreements imposed upon them in the future.

   (4)   Income Taxes

         FCB and the Bank filed a consolidated federal income tax return for the period prior to their respective acquisitions by First Banks. Due to the structure of the transaction described in Note 2, current income tax regulations prohibit FCB and the Bank from continuing to file a consolidated income tax return for the period after August 23, 1995 because the acquisition by First Banks of the Bank stock caused its disaffiliation with FCB for tax purposes. However, subsequent to the exchange of Bank stock and the acquisition of additional FCB stock by First Banks, both FCB and the Bank will file a consolidated federal income tax return with First Banks for those periods in which First Banks continues to own more than 80% of FCB.

         If the stock offering described in Note 2 causes First Banks' ownership of FCB to decrease below 80%, FCB and the Bank would be disaffiliated from First Banks, and neither FCB nor the Bank would be permitted to be included in the consolidated return of First Banks thereafter for five years. Concurrently, the Bank, which was disaffiliated from FCB on August 22, 1995, would not be permitted to file a consolidated return with FCB for five years. However, regulations allow FCB to request permission from the Internal Revenue Service to join in filing a consolidated return with the Bank. In order to receive this permission, FCB would be required to request a waiver from the Internal Revenue Service in the form of a private letter ruling, prior to the due date of the consolidated return. There can be no assurance that a waiver to allow such a reaffiliation would be granted.

   (5)   Transactions with Related Parties

         The Bank has $15.6 million in whole loans and loan participations outstanding at March 31, 1996, that were purchased from affiliated banks. There were no whole loans or loan participations from affiliates outstanding at December 31, 1995.

         The Bank has entered into a management services agreement with First Banks and a cost sharing agreement with First Bank & Trust, Irvine, California, a wholly owned subsidiary of First Banks. The management services agreement provides that the Bank will compensate First Banks on an hourly basis for its use of personnel for various functions, including internal auditing, loan review, income tax return preparation and assistance, accounting and other management and administrative services. Hourly rates for such services compare favorably with those of similar services from unrelated sources, as well as the internal costs of the Bank personnel which were used previously. It is estimated that the aggregate cost for such services will be more economical than those previously incurred separately by the Bank.

         Because of its affiliation through First Banks and the geographic proximity of certain of their banking offices, the Bank and First Bank & Trust share the cost of certain personnel and services which are used by both banks. This includes the salaries and benefits of certain loan and administrative personnel. The banks have entered into a cost sharing agreement for the purpose of allocating these expenses between them. Expenses associated with loan origination personnel are allocated based on the relative loan volume between the banks. Costs of other personnel are allocated on an hourly basis.

         The Bank also entered into a data processing agreement with First Serv, Inc., a wholly owned data processing subsidiary of First Banks, beginning in December 1995. The fees for such services are substantially less than the Bank had incurred in connection with its previous data processing operation or that it would incur with non-affiliated vendors.

         The aggregate fees paid by the Bank in connection with the management services agreement, the cost sharing agreement and the data processing agreement were $262,000 for the three months ended March 31, 1996. No such fees were incurred during the three months ended March 31, 1995.

         The Bank purchases certain services and supplies from or through First Banks or one of its subsidiaries. This includes insurance policies, office supplies and other commonly used banking products which can be acquired in this manner more economically than had previously been possible for the Bank separately. These items are purchased on a cost pass-through basis and the amount of such purchases is not material to FCB's consolidated financial position or results of operations.

         As discussed in Note 2, in 1995, First Banks purchased convertible debentures from FCB totaling $6.5 million which bear interest at 12% annually. Interest is payable when, at the discretion of the Board of Directors, it is prudent to do so, and it is permitted by regulatory authorities. Interest accrued with respect to these debentures was $195,000 for the three months ended March 31, 1996.

            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         FCB is a registered Sacramento, California-based bank holding company which reincorporated in Delaware in 1990 and conducts business through the Bank, a California state chartered bank. The Bank commenced operations in 1979, and operates a commercial banking business through its headquarters office and six branch offices located in Sacramento (headquarters and one branch), Roseville (two branches), San Francisco, Concord and Campbell, California. At March 31, 1996, FCB had approximately $157.9 million in total assets, $82.3 million in total loans, net of unearned discount, $146.1 million in total deposits, and $2.44 million in total stockholders' equity.

         Through the Bank, FCB offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial, agricultural, real estate construction and development, residential real estate and consumer and installment loans. Other financial services include credit-related insurance, automatic teller machines and safe deposit boxes.

                                     General

         FCB has reported losses from operations for each of the four years ended December 31, 1995, as well as the three months ended March 31, 1996. As a result of these losses, FCB and the Bank have been operating under the terms of a Memorandum of Understanding (MOU) and under certain regulatory orders (Orders) which have placed significant restrictions on their operations, including restrictions on the payment of dividends, requirements for the attainment of specified capital levels and reductions of classified assets. Through the recapitalization of FCB in 1995 and the offering of common stock to its existing shareholders which commenced in February 1996, combined with numerous other actions which have been taken, FCB and the Bank believe they are in substantial compliance with most of the requirements of the MOU and the Orders. However, FCB and the Bank continue to experience operating losses and an excessive level of problem assets. As a result, the Bank is designated a problem bank and considered "troubled" for all regulatory purposes. For these reasons, the need to restore FCB and the Bank to sound financial condition and to improve its profitability is a significant influence on all of the activities of the organization.

         In 1995, FCB and the Bank pursued a strategy of reducing its size in order to decrease expenses and optimize its capital position, while endeavoring to attract a substantial infusion of new capital. In August 1995, FCB and the Bank entered into a Stock Purchase Agreement with First Banks, Inc. (First Banks) and Mr. James F. Dierberg, which ultimately resulted in the purchase of $6.5 million of newly-issued common stock of FCB and $6.5 million of convertible debentures by First Banks. These transactions, which were completed in December 1995, recapitalized FCB, providing it with the opportunity to discontinue its strategy of asset diminution. Consequently, in 1996, FCB has focused on the continued reduction of its portfolio of classified assets and the rebuilding of its profitability.

         To accomplish these objectives, the Bank strengthened its allowance for possible loan losses by providing $600,000 for possible loan losses during the three months ended March 31, 1996, thereby increasing the allowance to $5.8 million at March 31, 1996 from $5.4 million at December 31, 1995. At the same time, the Bank pursued its problem borrowers to reduce its exposure to further losses. This resulted in an increase of its classified assets from $20.59 million at December 31, 1995 to $20.83 million at March 31, 1996. It also caused the Bank to incur loss of interest income on nonperforming assets, legal and other expenses in the collection of loans and losses on foreclosure and subsequent sale of collateral.

         These factors were significant in the changes in the financial condition of FCB and in the results of operations for the three months ended March 31, 1996.

                               Financial Condition

         FCB's total assets were $157.9 million and $169.5 million at March 31, 1996 and December 31, 1995, respectively. As the Bank has endeavored to reduce its problem assets, it has maintained a generally conservative environment in considering new credits. This, combined with attrition of marginal credits from the Bank, has contributed to an ongoing reduction of the Bank's loan portfolio. Since loans typically carry interest rates which are higher than alternative uses of the Bank's funds, such as investment securities and federal funds sold, this has tended to reduce the Bank's net interest income. To replenish its portfolio with high quality loans, more effectively use a portion of the liquidity which had been increasing in the Bank and contribute toward improving the Bank's net interest income, in March 1996, the Bank purchased $15.6 million of whole loans and loan participations from its affiliate banks, principally First Bank and Trust. While this had little effect on net income for the three months ended March 31, 1996, it is the primary reason that total loans, net of unearned discount, increased from $74.0 million at December 31, 1995 to $82.3 million at March 31, 1996. The principal source of funds for the loan purchases was the Bank's investment securities portfolio which decreased from $74.2 million at December 31, 1995 to $58.2 million at March 31, 1996.

         Because of the attrition occurring in the Bank's loan portfolio and the substantial liquidity which was being generated, the Bank elected to conservatively price its deposit products during the three months ended March 31, 1996. Consequently, total deposits decreased from $156.2 million at December 31, 1995 to $146.1 million at March 31, 1996, a decrease of $10.1 million. The most significant part of this was a decrease in the amount of time deposits of $100,000 or more which decreased to $13.6 million at March 31, 1996 from $18.8 million at December 31, 1995. Since the interest rate differentials between these time deposits and investment securities were not adequate to provide for costs of operations and a reasonable profit, the Bank has not aggressively pursued these deposits as a principal funding source.


                              Results of Operations
Net Income

          The net loss for the three months ended March 31, 1996 was $1.16 million in comparison to a net loss of $1.04 million for the same period in 1995. Although there does not appear to be substantial difference in the loss for these comparable periods, the factors contributing to them are significantly different. In January 1995, the Bank sold its San Diego branch office, and in April 1995, closed its Santa Rosa branch office. At the same time, the Bank was reducing its reliance on title and escrow deposits, shrinking its loan portfolio and decreasing its staff and other operating costs. Consequently, while total assets were $199.2 million at March 31, 1995, they had been reduced to $157.9 million at March 31, 1996. This reduction in the size of the Bank achieved the immediate objective which was to reduce assets in order to optimize the Bank's capital base and decrease expenses. However, it also reduced the assets on which the Bank earned interest. Consequently, the Bank's primary source of profitability, its net interest income was reduced from $2.3 million for the three months ended March 31, 1995 to $1.2 million for the same period in 1996.

          At the same time, the Bank has been following a practice of consistently strengthening its allowance for possible loan losses. This is apparent in that for the three months ended March 31, 1995 the Bank made no provision for possible loan losses, while during the three months ended March 31, 1996, it provided $600,000.

          The reduction in interest income and increase in the provision for possible loan losses was further exacerbated by a decrease in noninterest income. This primarily reflects the effects of the smaller customer base which exists in 1996, providing a more limited opportunity to earn service charges on deposit accounts and other fee income.

          Recognizing the prospect of a significantly smaller income base, the Bank also focused on expense reduction during 1995. This included not only the expenses associated with the closed branches, but significant staff reductions in continuing branches and the home office. Headquarters office space was subleased, data processing services were transferred to First Banks' system, and a conscientious cost reduction process was enforced. This resulted in a reduction of noninterest expense from $3.8 million for the three months ended March 31, 1995 to $2.3 million for the same period in 1996.

          Finally, FCB has benefited from its inclusion in the consolidated income tax return of First Banks. For the three months ended March 31, 1995, no tax benefit of the losses was available, since any recognition of benefits was dependent upon the ability of FCB and the Bank to generate sufficient future taxable income. However, for the three months ended March 31, 1996, FCB and the Bank are included in the consolidated return of First Banks, allowing them to receive the benefit of any losses incurred which can be offset against the taxable income of First Banks. For the three months ended March 31, 1996, this resulted in the recognition of $330,000 of tax benefits, whereas no similar benefit was available in the comparable period in 1995.

Net Interest Income

          Net interest income was $1.18 million, or 3.11% of average interest-earning assets, for the three months ended March 31, 1996, compared to $2.32 million, or 5.23% for the same period in 1995. Interest and fees earned on the loan portfolio is the primary source of income of FCB. This income was 76.7% of total interest income for the three months ended March 31, 1995 compared to 60.3% for the three months ended March 31, 1996. The reduction in income from loans reflects the overall decrease in the amount of loans outstanding, particularly in the commercial and real estate construction portfolios. Total loans, net of unearned discount, were $112.8 million at March 31, 1995, compared with $82.3 million at March 31, 1996.

          This reduction in loan income is critical to the profitability of the Bank. While loans carry with them inherent credit risks, this can be controlled by effective loan underwriting and loan approval procedures, a strong credit administration and risk management system and periodic independent loan reviews. At the same time, loans typically have interest rates and fees which are substantially higher than alternative earning assets, such as investment securities and Federal funds sold. For the three months ended March 31, 1996, the yield on the Bank's loan portfolio was 8.92%, compared to 5.62% on its investment portfolio.

          While the reduction in the loan portfolio contributed to a substantial decline in total interest income, the decrease in cost of the Bank's funding sources was less significant. Total interest expense was $1.45 million for the three months ended March 31, 1995, or 3.82% of average interest-bearing liabilities, compared with $1.56 million for the three months ended March 31, 1996, or 4.74%. The decrease in interest expense associated with the decline in deposit balances was offset by increases in interest rates during 1995 that continued into 1996 and the interest cost of the 12% convertible debentures issued in connection with the recapitalization of FCB. Interest expense on the debentures totaled $195,000 for the three months ended March 31, 1996. FCB's recapitalization is more fully described in note 2 to the accompanying consolidated financial statements. This combination of substantially reduced income from the loan portfolio and the recapitalization of FCB produced the narrowing of net interest income referred to above.



         The following  table sets forth,  on a  tax-equivalent  basis,  certain information  relating to FCB's average  balance sheet,  and reflects the average yield earned on  interest-earning  assets, the average cost of  interest-bearing liabilities  and the resulting  net interest  income for the three month periods ended March 31:
                                                          1996                 1995
                                                          ----                 ----
                                                           Interest                        Interest
                                            Average        income/     Yield     Average   income/   Yield/
                                            balance        expense     rate     balance    expense   rate
                                            -------        -------     ----     -------    -------   -----
                                                              (dollars expressed in thousands)
                  Assets
Interest-earning assets
   Loans:                                   $ 74,405       1,650     8.92%     $ 19,226     2,896    9.85%
   Investment securities                      68,796         961     5.62        17,723       259    5.93
   Federal funds sold and other                9,423         125     5.34        43,318        621   5.81
                                            ---------      ------               -------     ------
Total interest-earning assets                152,624       2,736     7.21       180,267     3,776    8.50
                                                           -----                            -----
Nonearning assets                              9,790                             20,884
                                            --------                            -------
Total assets                               $ 162,414                          $ 201,151
                                            ========                            =======

         Liabilities and Stockholders' Equity
 Interest-bearing liabilities:
   Interest-bearing demand deposits        $ 38,456         234      2.45%      $58,895        339   2.33%
   Savings deposits                          16,691         224      5.40        19,811       119   2.44
   Time deposits of $100 or more             14,923         211      5.69        22,807       279   4.96
   Other time deposits                       54,736         650      4.78        52,005       702   5.47
                                            -------       -----                 -------    ------
Total interest-bearing deposits             124,806       1,319      4.25       153,518     1,439   3.77

   Notes payable and other                    7,319          238    13.01           748        13   7.05
                                           --------       ------    -----       --------   -------
         Total interest-bearing
                 liabilities               132,125         1,557     4.74        154,266     1,452   3.82
                                                           -----                             -----
Noninterest-bearing liabilities:
   Demand deposits                          25,058                                41,875
   Other liabilities                         2,216                                   401
                                          --------                              --------
         Total liabilities                 159,399                               196,542
Stockholders' equity                         3,015                                 4,609
                                          --------                               -------
         Total liabilities and
                   stockholders' equity   $162,414                              $201,151
                                           =======                              ========

         Net interest income                               1,179                            2,324
                                                           =====                            =====
         Net interest margin                                       3.11%                             5.23%

                                                                   =====                             =====

Provision for Possible Loan Losses

          The provision for possible loan losses was $600,000 for the three month period ended March 31, 1996. There was no provision for the same period in 1995. The provision reflects the substantial inventory of unresolved problem loans remaining which have the potential of generating additional losses. Consequently, the Bank has undertaken to continually strengthen the allowance for possible loan losses relative to these problem loans until such time as they can be significantly reduced.

          Net loan charge-offs were $184,000 for the three month period ended March 31, 1996, in comparison to $587,000 for the same period in 1995. As a result of the increased provision for possible loan losses , the allowance for possible loan losses was $5.80 million, or 7.05% of total loans, as of March 31, 1996, compared to $5.39 million, or 7.28% of total loans, as of December 31, 1995. Tables summarizing nonperforming assets, past due loans and loan loss experience are presented in the "Lending and Credit Management" section of this Form 10Q.

Noninterest Income

          Noninterest income decreased from $424,000 to $237,000 for the three months ended March 31, 1995 and 1996, respectively. Noninterest income consists primarily of service charges on deposit accounts and other related fees, other non-yield related fees and charges, and other income. Service charges on deposit accounts decreased from $264,000 for the three months ended March 31, 1995 to $217,000 for the same period in 1996. This decrease reflects the decrease in deposit accounts subject to service charges as a result of the sale or closing of branches during 1995.

Noninterest Expense

          Noninterest expense was $2.31 million for the three months ended March 31, 1996, compared to $3.79 million for the same period in 1995, representing a decrease of $1.48 million, or 39.1%. The decrease is primarily related to salaries and employee benefits and reduced losses and expenses on foreclosed property, net of gains.

          Salaries and employee benefits decreased by $547,000 to $683,000 from $1.23 million for the three months ended March 31, 1996 and 1995, respectively. The decrease reflects the downsizing of the organization through the sale of one branch in January 1995, the closure of a branch in April 1995 and the conversion and centralization of FCB's data processing and various operating functions into First Banks' systems in December 1995.

          Losses and expenses on foreclosed real estate, net of gains decreased by $943,000 to $277,000 from $1.22 million for the three months ended March 31, 1996 and 1995, respectively. This decrease is primarily attributable to the overall reduction of foreclosed property from $5.22 million at December 31, 1994 to $1.38 million and $1.35 million at December 31, 1995 and March 31, 1996, respectively.

         The Federal Deposit Insurance Corporation (FDIC) voted to reduce the deposit insurance premiums paid by most members of the Bank Insurance Fund (BIF) and to keep existing assessment rates intact for members of the Savings Association Insurance Fund (SAIF). Under the reduced assessment rate schedule for the BIF, the best-rated institutions will pay the statutory annual minimum payment of $2,000, compared to the previous rate of 23 cents per $100.00 of assessable deposits. The weakest BIF and SAIF institutions will continue to pay 27 cents and 31 cents per $100.00 of assessable deposits, respectively. The Bank is a BIF depository institution and was assessed 27 cents per $100.00 of assessable deposits for the three month period ending March 31, 1996.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of FCB. Total loans, net of unearned discount, represented 52.1%, 43.7% and 56.6% of total assets as of March 31, 1996, December 31, 1995 and March 31, 1995, respectively. As discussed above, FCB has experienced a decrease in its loan portfolio due to its efforts to address its problem assets and its conservative general approach to new credit requests. Total loans, net of unearned discount, were $82.3 million, $74.0 million and $112.8 million at March 31, 1996, December 31, 1995 and March 31, 1995, respectively.

         FCB's nonperforming loans consist of loans on a nonaccrual status and loans on which the original terms have been restructured. Nonperforming loans were $4.93 million and $4.53 million at March 31, 1996 and December 31, 1995, respectively. Impaired loans, consisting of nonaccrual loans were $4.9 million and 4.5 million at March 31, 1996 and December 31, 1995, respectively. Loans past due 30 to 89 days or over 90 days and still accruing totaled $5.86 million and $5.26 million at March 31, 1996 and December 31, 1995, respectively.


         The following is a summary of nonperforming assets and past due loans at the dates indicated:

                                                                 March 31,            December 31,
                                                                   1996                1995
                                                                   ----                ----
                                                                (dollars expressed in thousands)
Nonperforming assets:
   Nonperforming loans                                        $ 4,934                     4,526
   Other real estate                                            1,349                     1,380
                                                                -----                     -----
           Total nonperforming assets                         $ 6,283                     5,906
                                                               ======                     =====

Loans past due:
   Over 30 days to 90 days                                    $ 4,217                     3,015
   Over 90 days and still accruing                              1,646                     2,249
                                                              -------                    ------
           Total past due loans                               $ 5,863                     5,264
                                                               ======                     =====

Loans, net of unearned discount                              $82,312                     74,015
                                                              =======                    ======

Allowance for possible loan losses to loans                     7.05%                      7.28%
Nonperforming loans to loans                                    5.99                       6.11
Allowance for possible loan losses to
   nonperforming loans                                        117.63                     119.05
Nonperforming assets to loans and foreclosed assets             7.51                       7.83
                                                              ======                     ======

         The allowance for possible loan losses is based on past loan loss experience, on management's evaluation of the quality of the loans in the portfolio and on the anticipated effect of national and local economic conditions relative to the ability of loan customers to repay. Each quarter, the allowance for possible loan losses is revised relative to FCB's internal watch list and other data utilized to determine its adequacy. The provision for possible loan losses is management's estimate of the amount necessary to maintain the allowance at a level consistent with this evaluation. As adjustments to the allowance for possible loan losses are considered necessary, they are reflected in the results of operations.

         The following is a summary of the loan loss experience for the three month periods ended March 31:

                                                              1996        1995
                                                              ----        ----
                                                         (dollars expressed in
                                                                 thousands)
Allowance for possible loan losses, beginning of period     $5,388       7,437
   Loans charged-off                                         ( 229)       (740)
   Recoveries of loans previously charged-off                   45         153
                                                           -------      ------
   Net loan (charged-offs) recoveries                        ( 184)       (587)
                                                           --------     ------

   Reduction in allowance for loans transferred
      with branch sale                                          -          (27)
   Provision for possible loan losses                         600            -
                                                          -------       ------

Allowance for possible loan losses, end of period          $5,804        6,823
                                                           ======       ======

                          Interest Rate Risk Management

         Managing interest rate risk is fundamental to banking. Banking institutions manage the inherently different maturity and repricing characteristics of the lending and deposit-taking activities to achieve a desired interest rate sensitivity position and to limit their exposure to interest rate risk. The maturity and repricing characteristics inherent to the lending and deposit-taking activities tends to create a naturally liability-sensitive interest rate risk profile.

         FCB's objective regarding interest rate risk management is to position FCB such that changes in interest rates do not have a material adverse impact upon the net market value and net interest income of FCB. To measure the impact from interest rate changes, FCB recalculates its net market value and net interest income on a pro forma basis over a one year horizon assuming instantaneous, permanent parallel shifts in the yield curve, of varying amounts of increases and decreases in rates. Larger increases or decreases in FCB's net market value and net interest income as a result of these assumed interest rate changes indicate greater levels of interest rate sensitivity than do smaller increases or decreases.

                                    Liquidity

         The liquidity of FCB and the Bank is the ability to maintain a cash flow which is adequate to fund operations, service its debt obligations and meet other commitments on a timely basis. The primary sources of funds for liquidity are derived from customer deposits, loan payments, maturities, sales of investments and operations. In addition, FCB and the Bank may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed and securities sold under agreements to repurchase. The aggregate funds, which consisted solely of certificates of deposit in denominations of $100,000 or more, were $13.6 million at March 31, 1996 and $18.8 million at December 31, 1995.

         At March 31, 1996, FCB's more volatile sources of funds mature as follows:

                                               (dollars expressed in thousands)
         Three months or less                            $ 5,374
         Over three months through six months              3,577
         Over six months through twelve months             4,520
         Over twelve months                                  104
                                                         -------
           Total                                         $13,575
                                                         =======


                                     Capital

         FCB and the Bank are subject to the capital guidelines of the Federal Reserve Board and the FDIC, respectively, establishing the parameters for capital adequacy for bank holding companies and banks. These guidelines set total capital requirements and define capital in terms of "core capital elements", or Tier 1 capital, and "supplemental capital elements", or Tier 2 capital. Both bank holding companies and banks are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of eight percent, at least one-half of which must be Tier 1 capital. Risk-weighted assets are determined by applying risk weights assigned by the regulatory agencies to various categories of assets and off-balance sheet exposures.

         In addition to the minimum regulatory capital requirements set forth above, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required supervisory or other corrective action when a bank's capital declines below certain minimum levels. In order to be well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage ratio of at least 5%, and not be subject to any written agreement or order issued by the FDIC. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%. An undercapitalized institution has a total risk-based capital ratio which is less than 8%, a Tier 1 risk-based capital ratio which is less than 4% or a leverage ratio of less than 4%. A significantly undercapitalized institution has a total risk-based capital ratio of less than 6%,a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio of less than 3%. Finally, a critically undercapitalized institution has a ratio of tangible equity to total assets that is 2% or less.

         At March 31, 1996 and December 31, 1995, FCB's and the Bank's capital ratios were as follows:

                         Risk-Based Capital Ratios
                         Total               Tier 1          Leverage Ratio
                         ------               ------         --------------
                     1996      1995        1996     1995     1996      1995
                     ----      ----        ----     ----     ----      ----

           FCB       3.77%     4.99%       2.46%     3.68%   1.49%     2.14%
           Bank     11.50     12.66       10.20     11.35    6.16      6.58

           As  a  result  of  the  above  capital  ratios,   FCB  is  considered
"critically   undercapitalized"   and  the   Bank  is   considered   "adequately
capitalized" as of March 31, 1996.

         As more fully described in note 2, on February 16, 1996, the Securities and Exchange Commission declared effective an Amended Registration Statement of FCB for an offering to its existing shareholders other than First Banks, of an aggregate of $5.0 million of newly-issued common stock, of which a maximum of $1.0 million, if not otherwise subscribed to, may be offered to individuals who are not shareholders of FCB. In addition, $969,000 of common stock is being offered in exchange for certain outstanding dividend obligations and accrued interest thereon of FCB. In addition, First Banks has agreed, pursuant to the Stock Purchase Agreement, that it will purchase in the offering, as a standby purchaser, such number of shares of common stock as may be required to raise the Bank's Tier I capital ratio to 7.00%, the minimum required by the Capital Impairment Order of the State Banking Department of California.

                              Regulatory Agreements

           Due to its operating losses and excessive levels of classified assets, in 1993, the Bank consented to enter into an amended Cease and Desist Order with the FDIC and a Final Order with the State Banking Department of the State of California (SBD and the Orders). The Orders establish certain restrictions and requirements relative to the operation of the Bank, including:
(a) maintaining management acceptable to the supervisory agencies; (b) receiving prior notification before adding an individual to the Board of Directors; (c) reducing assets classified in the examination; (d) developing and implementing a profit plan and budget; (e) implementing a strategic plan to return the Bank to profitability; (f) increasing tangible shareholders' equity to specified levels as of certain dates; and (g) refraining from the payment of distributions to any shareholder without the prior written consent of the FDIC and the SBD. The Orders remain in effect.

           Management believes that the Bank is in substantial compliance with the Orders. However, full compliance, particularly with certain capital requirements, has not yet been achieved. Under the Final Order of the SBD, the Bank was required to achieve a ratio of shareholders' equity to tangible assets of 7.0% at December 31, 1995. Although the Bank was not in compliance with this requirement, the SBD waived this requirement until the completion of the Offering to shareholders which commenced on February 16, 1996. In waiving this requirement, the SBD relied upon the commitment of First Banks to act as a standby purchaser in the Offering to the extent necessary to increase this capital ratio to 7.0%.

           The Bank continues to be designated as a problem bank and is considered "troubled" for all regulatory purposes. Accordingly, the Bank is required to provide prior notice to the FDIC of the employment of any senior officer or appointment of a director. Failure to comply with the terms of the Orders could result in various regulatory actions against the Bank, including recapitalization, merger and/or acquisition of the Bank.

           The California Financial Code deems the capital of a bank "impaired" whenever it has a retained deficit in an amount exceeding 40% of its "contributed capital". Contributed capital is defined as all capital other than retained earnings or deficit. The Bank has received notices from the SBD that its capital is impaired, most recently on March 15, 1996. The Bank has not complied with the Capital Impairment Orders. As long as the Bank's contributed capital remains impaired, the SBD is authorized to take possession of the property and business of the Bank, to close the Bank or to order the Bank to correct the captial impairment through a levy to FCB, the sole shareholder of the Bank.

           The Superintendent of the SBD has the authority to take certain appropriate regulatory action with respect to a bank having impaired contributed capital. Subject to the approval of its shareholders and the Superintendent, the bank may readjust its accounts in a quasi-reorganization, which includes eliminating its retained deficit. It is the policy of the Superintendent not to authorize a quasi-reorganization unless a bank can establish that: (a) it has adequate capital; (b) the problems that created past losses and the impairment of capital have been corrected; and (c) it is currently operating on a profitable basis and will continue to do so in the future. No assurance can be given that the Bank's capital condition will not deteriorate further as a result of future operating losses prior to curing its capital impairment. Furthermore, because a quasi-reorganization requires that a Bank reduce its assets and liabilities to fair value at the time of the reorganization, the Bank's capital could be further reduced from its present level as a result of such an adjustment.

           In addition to the Orders, FCB has entered into a Memorandum of Understanding with the Federal Reserve Bank of San Francisco (MOU). Among other requirements, under the terms of the MOU: (a) FCB may not declare or pay any dividends without the prior written approval of, and may not take dividends from the Bank without providing prior written notice to, the Federal Reserve Bank;
(b) FCB must submit a written plan to improve and maintain adequate capital at FCB and the Bank; and (c) certain transactions between FCB and the Bank are restricted.



                           PART II - OTHER INFORMATION

Item 6 -  Exhibit

The exhibit is numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


Exhibit
Number                      Description

  27               Article 9 - Financial Data Schedule
                      (EDGAR only)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         FIRST COMMERCIAL BANCORP, INC.
                                   Registrant



Date:  May 10, 1996                        By:      /s/Donald W. Williams
                                                    ---------------------
                                                    Donald W. Williams
                                                    Chairman, President
                                                    and Chief Executive
                                                    Officer



Date:  May 10, 1996                        By:      /s/Allen H. Blake
                                                    -----------------
                                                    Allen H. Blake
                                                    Chief Financial Officer
                                                    and Secretary