Form 10-Q
period 1996-06-30
FIRST COMMERCIAL BANCORP INC
filed 1996-08-12
CIK 315547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE
          SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________   to  _______________

Commission file number 0-9477

                         FIRST COMMERCIAL BANCORP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               94-2693725
                  --------                               ----------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 identification No.)

                  865 Howe Avenue, Sacramento, California 95825
                  ---------------------------------------------
               (address of principal executive offices) (Zip Code)

                                 (916) 641-3288
                                 --------------
              (Registrant's telephone number, including area code)



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
                                Yes  X   No
                                    ---     ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding  at
       Class                                              July 31, 1996
       -----                                              -------------

Common Stock, $.01 par value                               105,765,932

                         FIRST COMMERCIAL BANCORP, INC.

                                      INDEX

                                                                         Page

PART I         FINANCIAL INFORMATION


     Item 1.   Financial Statements:
               Consolidated Balance Sheets as of June 30, 1996
                 and December 31, 1995                                    -2-
               Consolidated Statements of Income for the three and
                six month periods ended June 30, 1996 and 1995            -4-
               Consolidated Statements of Cash Flows for the six
                 month periods ended June 30, 1996 and 1995               -5-
               Notes to Consolidated Financial Statements                 -6-

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     -10 -


PART II        OTHER INFORMATION

     Item 6.   Exhibits                                                  -18-


Signatures                                                               -19-

                         PART I - FINANCIAL INFORMATION
                           Item 1 Financial Statements

                         First Commercial Bancorp, Inc.

                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)




                                                                June 30,   December 31,
                                                                  1996        1995
                                                                  ----        ----
                                               ASSETS
                                               ------
Cash and cash equivalents:
    Cash and due from banks ................................   $   8,664        9,768
    Federal funds sold .....................................       9,800        9,000
                                                               ---------    ---------
          Total cash and cash equivalents ..................      18,464       18,768
                                                               ---------    ---------

Investment securities:
   Available for sale, at fair value .......................      36,297       63,291
   Held to maturity, at amortized cost (estimated fair
    value of $7,033 and $11,005 at June 30, 1996
    and December 31, 1995, respectively) ...................       7,009       10,958
                                                               ---------    ---------
          Total investment securities ......................      43,306       74,249
                                                               ---------    ---------

Loans:
   Commercial ..............................................      28,037       33,764
   Real estate construction and development ................       5,418        4,094
   Real estate mortgage:
     Residential ...........................................      20,078       17,824
     Commercial ............................................      22,273       15,021
   Consumer and installment ................................      12,167        3,508
                                                               ---------    ---------
          Total loans ......................................      87,973       74,211
  Unearned discount ........................................        (169)        (196)
  Allowance for possible loan losses .......................      (5,303)      (5,388)
                                                               ---------    ---------
          Net loans ........................................      82,501       68,627
                                                               ---------    ---------

Lease receivable, net ......................................         964          991
Bank premises and equipment, net of accumulated depreciation       2,105        2,247
Accrued interest receivable ................................       1,446        1,429
Other real estate owned ....................................       1,022        1,380
Other assets ...............................................       2,006        1,844
                                                               ---------    ---------
          Total assets .....................................   $ 151,814      169,535
                                                               =========    =========


                         FIRST COMMERCIAL BANCORP, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)
                                   (continued)






                                                                                 June 30,     December 31,
                                                                                   1996           1995
                                                                                   ----           ----
                                   LIABILITIES
                                   -----------
Deposits:
     Demand:
       Non-interest bearing ....................................................   $  24,321       27,517
       Interest bearing ........................................................      16,663       19,367
     Savings ...................................................................      34,147       36,986
     Time:
       Time deposits of $100 or more ...........................................      12,219       18,764
       Other time deposits .....................................................      49,993       53,530
                                                                                   ---------    ---------
          Total deposits .......................................................     137,343      156,164
                                                                                   ---------    ---------
Accrued interest payable .......................................................         605          487
Accrued and other liabilities ..................................................       1,736        2,805
12% convertible debentures .....................................................       6,500        6,500
                                                                                   ---------    ---------
          Total liabilities ....................................................     146,184      165,956
                                                                                   ---------    ---------

                              STOCKHOLDERS' EQUITY
                              --------------------

Preferred stock, $.01 par value, 5,000,000 shares authorized;
      no shares issued and outstanding
Commonstock, $.01 par value,  250,000,000 shares authorized;  105,765,932 shares issued and  outstanding at June 30, 1996 and 69,675,110  shares issued and
      outstanding at December 31, 1995 .........................................       1,058          697
Capital surplus ................................................................      36,126       33,251
Retained deficit ...............................................................     (31,456)     (30,311)
Net fair value adjustment for securities available for sale ....................         (98)         (58)
                                                                                   ---------    ---------
          Total stockholders' equity ...........................................       5,630        3,579
                                                                                   ---------    ---------
          Total liabilities and stockholders' equity ...........................   $ 151,814      169,535
                                                                                   =========    =========











           See accompanying notes to consolidated financial statements

                         FIRST COMMERCIAL BANCORP, INC.
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)


                                                                       Three months ended       Six months ended
                                                                           June 30,                 June 30,
                                                                       1996        1995          1996       1995
                                                                       ----        ----          ----       ----
Interest income:
    Interest and fees on loans ....................................   $  2,283       2,668       3,933       5,564
    Investment securities .........................................        707         457       1,668         716
    Federal funds sold and other ..................................        139         502         264       1,123
                                                                      --------    --------    --------    --------
          Total interest income ...................................      3,129       3,627       5,865       7,403
                                                                      --------    --------    --------    --------
Interest expense:
   Deposits:
       Interest-bearing demand ....................................         64          96         154         202
       Savings ....................................................        486         284         731         637
       Time deposits of $100 or more ..............................        142         297         353         576
       Other time deposits ........................................        418         936       1,191       1,638
   Other borrowings ...............................................        214          47         452          59
                                                                      --------    --------    --------    --------
          Total interest expense ..................................      1,324       1,660       2,881       3,112
                                                                      --------    --------    --------    --------
          Net interest income .....................................      1,805       1,967       2,984       4,291
Provision for possible loan losses ................................        450       3,245       1,050       3,245
                                                                      --------    --------    --------    --------
          Net interest income after provision
            for possible loan losses ..............................      1,355      (1,278)      1,934       1,046
                                                                      --------    --------    --------    --------

Noninterest income:
   Service charges on deposit accounts
      and customer service fees ...................................        187         226         404         491
   Loan servicing fees, net .......................................          2           6           2          18
   Other income ...................................................         63         198          83         345
                                                                      --------    --------    --------    --------
          Total noninterest income ................................        252         430         489         854
                                                                      --------    --------    --------    --------

Noninterest expense:
   Salaries and employee benefits .................................        551         988       1,234       2,212
   Occupancy, net of rental income ................................        306         674         485       1,013
   Furniture and equipment ........................................        116         163         232         323
   Federal Deposit Insurance
      Corporation premiums ........................................        107         177         221         354
   Postage, printing and supplies .................................        132          67         260         139
   Data processing fees ...........................................         86          27         207          44
   Legal, examination and professional fees .......................         27         206         305         432
   Communications .................................................          4          21          17          41
   Losses and expenses on foreclosed
      real estate, net of gains ...................................        (35)        791         242       2,010
   Other expenses .................................................        548         277         945         610
                                                                      --------    --------    --------    --------
          Total noninterest expense ...............................      1,842       3,391       4,148       7,178
                                                                      --------    --------    --------    --------
          Income (loss) before benefit (provision) for income taxes       (235)     (4,239)     (1,725)     (5,278)
Benefit (provision) for income taxes ..............................        250          (2)        580          (2)
          Net income (loss) .......................................   $     15      (4,241)     (1,145)     (5,280)
                                                                      ========    ========    ========    ========
Income (loss) per common shares ...................................   $   --         (0.91)      (0.01)      (1.13)
                                                                      ========    ========    ========    ========
Weighted average shares of common
 stock and common stock equivalents
 outstanding (in thousands) .......................................     87,922       4,675      78,799       4,675
                                                                      ========    ========    ========    ========



           See accompanying notes to consolidated financial statements

                         FIRST COMMERCIAL BANCORP, INC.
                Consolidated Statements of Cash Flows (unaudited)
                        (dollars expressed in thousands)


                                                                        Six months ended
                                                                             June 30,
                                                                             --------
                                                                         1996       1995
                                                                        ----        ----
Cash flows from operating activities:
    Net income (loss) ............................................   $ (1,145)     (5,280)
    Adjustments to reconcile net income (loss) to net cash:
      Depreciation and amortization of bank premises and equipment        171         266
      Amortization, net of accretion .............................       (161)         89
      Provision for possible loan losses .........................      1,050       3,245
      (Increase) decrease in accrued interest receivable .........         17          29
      Interest accrued on liabilities ............................      2,881       3,112
      Payments of interest on liabilities ........................     (2,763)     (3,128)
      Benefit for income taxes ...................................        580         --
      Other ......................................................     (1,106)      1,324
                                                                     --------    --------
          Net cash provided by (used in) operating activities ....       (476)       (343)
                                                                     --------    --------
Cash flows from investing activities:
    Maturities of investment securities ..........................     59,870       2,296
    Purchases of investment securities ...........................    (28,805)    (15,000)
    Net (increase) decrease in loans .............................    (15,838)     27,015
    Recoveries of loans previously charged off ...................        101         234
    Purchases of bank premises and equipment .....................        (28)        (58)
    Proceeds from sale of other real estate owned ................      1,410       2,901
    Other investing activities ...................................       (310)        250
                                                                     --------    --------
          Net cash provided by (used in) investing activities ....     16,400      17,638
                                                                     --------    --------
Cash flows from financing activities:
    Increase (decrease) in deposits ..............................    (18,821)    (55,183)
    Proceeds from issuance of common stock .......................      2,593        --
                                                                     --------    --------
          Net cash provided by (used in) financing activities ....    (16,228)    (55,183)
                                                                     --------    --------
          Net increase (decrease) in cash and cash equivalents ...       (304)    (37,888)
Cash and cash equivalents, beginning of period ...................     18,768      86,259
                                                                     --------    --------
Cash and cash equivalents, end of period .........................   $ 18,464      48,371
Non cash investing and financing activities:
    Loans transferred to foreclosed real estate ..................   $    894       3,899
    Loans to facilitate sale of foreclosed real estate ...........         54       1,672
                                                                     ========    ========











           See accompanying notes to consolidated financial statements

                         FIRST COMMERCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1)   Basis of Presentation

     The accompanying consolidated financial statements of First Commercial Bancorp, Inc. (FCB) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1995 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

          The consolidated financial statements include the accounts of FCB and its sole subsidiary, First Commercial Bank (Bank). As more fully described in
Note 2, FCB executed an Amended and Restated Stock Purchase Agreement (Stock Purchase Agreement) as of August 7, 1995, with First Banks, Inc., St. Louis, Missouri (First Banks) and Mr. James F. Dierberg, Chairman, President and Chief Executive Officer of First Banks, to provide for the recapitalization of FCB and the Bank. As a result, First Banks owned 61.46% and 93.29% of the outstanding voting stock of FCB at June 30, 1996 and December 31, 1995, respectively.

          As more fully described in note 2, on February 16, 1996, the Securities and Exchange Commission declared effective an Amended Registration Statement of FCB for an offering to its existing shareholders other than First Banks, of an aggregate of 50 million shares of newly-issued common stock. In addition, 9.69 million shares of common stock were offered in exchange for certain outstanding dividend obligations and accrued interest thereon of FCB. The offering price was $0.10 per share and was completed during the second quarter of 1996.

          The net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period. The outstanding stock options and the conversion of the outstanding convertible debentures have not been included in the computation as they are antidilutive.

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

         On February 16, 1996, after its Amended Registration Statement was declared effective by the Securities and Exchange Commission, FCB commenced an offering of an aggregate of 59.69 million shares of newly-issued common stock. The offering was composed of: (a) an offering to its existing shareholders, other than First Banks, of 50 million shares at $.10 per share (the Rights Offering); (b) an offering to individuals who are not shareholders of FCB of a maximum of 10 million of the shares available in the Rights Offering which are not otherwise subscribed (the Public Offering); and (c) an offering of 9.69 million shares in exchange for certain outstanding dividend obligations and accrued interest thereon of FCB (the Dividend Exchange Offering). The Rights Offering and the Public Offering expired on May 10, 1996. The shares issued pursuant to the offering was approximately 36.09 million in exchange for $2.97 million in cash and $643,000 of outstanding dividend obligations. The offering provided $3.24 million of capital to FCB, net of underwriting expenditures of $373,000. As a result of the offering, First Banks' ownership was reduced to 61.46% prior to the conversion of the debentures, or 76.72% if the debentures had been converted as of June 30, 1996.

         The proceeds from these transactions, with the exception of $690,000 retained by the parent company for corporate expenses and certain offering expenses incurred in the above transactions, were used to increase the capital of the Bank. As a result of these transactions, the capital ratios of FCB and the Bank as of June 30, 1996 and December 31, 1995 were as follows:

                                                        FCB                          Bank
                                                        ---                          ----
                                               June 30,      December 31,    June 30,      December 31,
                                                 1996            1995          1996            1995
                                                 ----            ----          ----            ----
         Total risk-based capital ratio          6.74%           4.99%       12.95%           12.66%
         Tier I risk-based capital ratio         5.44            3.68        11.65            11.35
         Leverage ratio                          3.69            2.14         7.89             6.58

   (3)   Regulatory Agreements

         For each of the four years ended December 31, 1995, FCB and the Bank have incurred substantial losses from operations. These losses were associated primarily with the emphasis which the Bank had placed on real estate based lending and the deterioration of the California economy during that period, particularly as it related to the real estate sector. Because of the magnitude of problem assets which arose and the reduction of the Bank's capital due to the losses, FCB has been operating under the terms of a Memorandum of Understanding with the Federal Reserve Bank of San Francisco (MOU), and the Bank has been operating under the terms of a Cease and Desist Order issued by the Federal
Deposit Insurance Corporation, a Final Order issued by the State Banking Department of California and several Capital Impairment Orders (collectively the "Orders"). The MOU and the Orders have placed significant restrictions on FCB and the Bank including restrictions on the payment of dividends, requirements of specified capital levels and reductions of classified assets. As a result of the recapitalization described in Note 2 and numerous actions taken by FCB, management believes that FCB is in substantial compliance with the MOU and the Orders. However, full compliance, with respect to levels of classified assets, the attainment of consistent earnings and the requirements of the Capital Impairment Orders has not yet been achieved.

         As a result of the completion of the transactions pursuant to the Stock Purchase Agreement with First Banks and Mr. James F. Dierberg, and the stock offering, FCB and the Bank were substantially recapitalized. However, FCB has incurred a net loss from operations through June 30, 1996. Furthermore, the effect of the portfolio of problem assets and the substantial interest cost associated with the convertible debentures issued to First Banks may impair FCB's ability to generate sufficient future profitability to satisfy all of FCB's regulatory agreements. Consequently, there can be no assurance that: (1) FCB will not incur substantial additional losses in the liquidation of its portfolio of problem assets; (2) continued losses will not adversely affect FCB's ability to comply with the requirements of the MOU and the Orders; or (3) because of the preceding, FCB and the Bank may not be required to raise additional capital or have additional regulatory agreements imposed upon them in the future.

   (4)   Income Taxes

         FCB and the Bank filed a consolidated federal income tax return for the period prior to their respective acquisitions by First Banks. Due to the structure of the transaction described in Note 2, current income tax regulations prohibit the Bank from filing a consolidated income tax return with FCB for the period after August 22, 1995, because the acquisition of the Bank stock by First Banks caused its disaffiliation with FCB for tax purposes. The Bank will join in filing a consolidated federal income tax return with First Banks for the period from August 23, 1995 until the issuance of stock upon the completion of the rights offering on May 17, 1996, when First Banks no longer owned 80% of the Bank either directly or indirectly. Subsequent to the exchange of Bank stock and the acquisition of additional FCB stock by First Banks, FCB will join in filing a consolidated federal income tax return with First Banks for the period from December 28, 1995 through May 17, 1996.

         Neither FCB nor the Bank are permitted to be included in the consolidated return of First Banks following their tax disaffiliation on May 18, 1996 for five years. Concurrently, the Bank, which was disaffiliated from FCB on August 22, 1995, is not permitted to file a consolidated return with FCB for five years. However, regulations allow FCB to request permission from the Internal Revenue Service to join in filing a consolidated return with the Bank. In order to receive this permission, FCB will request a waiver from the Internal Revenue Service in the form of a private letter ruling, prior to the due date of the consolidated return. There can be no assurance that a waiver to allow such a reaffiliation will be granted.

   (5)   Transactions with Related Parties

         The Bank has $18.6 million in whole loans and loan participations outstanding at June 30, 1996, that were purchased from banks that are affiliated with First Banks. There were no whole loans or loan participations from affiliates outstanding at December 31, 1995. These loans and loan participations were acquired at interest rates and terms prevailing at the dates of their purchase and under credit standards and policies followed by the Bank.

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

         The Bank also entered into a data processing agreement with FirstServ, Inc., a wholly owned data processing subsidiary of First Banks, beginning in December 1995. The fees for such services are substantially less than the Bank had incurred in connection with its previous data processing operation or that it would incur with non-affiliated vendors.

        The aggregate fees paid by the Bank in connection with the management services agreement, the cost sharing agreement and the data processing agreement were $672,000 for the six months ended June 30, 1996. No such fees were incurred during the six months ended June 30, 1995.

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

         As discussed in Note 2, in 1995, First Banks purchased convertible debentures from FCB totaling $6.5 million which bear interest at 12% annually. Interest is payable when, at the discretion of the Board of Directors, it is prudent to do so, and it is permitted by regulatory authorities. Interest expense accrued on these debentures was $216,000 and $432,000 for the three and six month periods ended June 30, 1996.

            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         FCB is a registered Sacramento, California-based bank holding company which reincorporated in Delaware in 1990 and conducts business through the Bank, a California state-chartered bank. The Bank commenced operations in 1979, and operates a commercial banking business through its headquarters office and six branch offices located in Sacramento (headquarters and one branch), Roseville (two branches), San Francisco, Concord and Campbell, California. At June 30, 1996, FCB had approximately $151.8 million in total assets, $87.8 million in total loans, net of unearned discount, $137.3 million in total deposits, and $5.63 million in total stockholders' equity.

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

                                     General

         FCB has reported losses from operations for each of the four years ended December 31, 1995, as well as the six months ended June 30, 1996. As a result of these losses, FCB and the Bank have been operating under the terms of a Memorandum of Understanding (MOU) and under certain regulatory orders (Orders) which have placed significant restrictions on their operations, including restrictions on the payment of dividends, requirements for the attainment of specified capital levels and reductions of classified assets. Through the recapitalization of FCB as described in Note 2 to the accompanying consolidated financial statements, combined with numerous other actions which have been taken, FCB and the Bank believe they are in substantial compliance with most of the requirements of the MOU and the Orders. However, while the operating results of FCB and the Bank have improved, there continues to be an excessive level of problem assets. Based on this past performance, the Bank has been designated a problem bank and considered "troubled" for all regulatory purposes.

         In 1995, FCB and the Bank pursued a strategy of reducing the Bank's size in order to decrease expenses and optimize its capital position, while endeavoring to attract a substantial infusion of new capital. In August 1995, FCB and the Bank entered into a Stock Purchase Agreement with First Banks and Mr. James F. Dierberg, which ultimately resulted in the purchase of $6.5 million of newly-issued common stock of FCB and $6.5 million of convertible debentures by First Banks. These transactions, which were completed in December 1995, recapitalized FCB, providing it with the opportunity to discontinue its strategy of asset diminution. Consequently, in 1996, FCB has focused on the continued reduction of its portfolio of classified assets and the rebuilding of its banking franchise.

         To facilitate accomplishing these objectives, the Bank strengthened its allowance for possible loan losses by providing $600,000 and $450,000 for possible loan losses during the first and second quarters of 1996, thereby increasing the ratio of allowance for possible loan losses to nonperforming loans to 231.27% at June 30, 1996 from 119.05% at December 31, 1995. At the same time, the Bank pursued its problem borrowers to reduce its exposure to further losses. This resulted in a decrease of its classified assets from $20.59 million at December 31, 1995 to $17.36 million at June 30, 1996.


                               Financial Condition

         FCB's total assets were $151.8 million and $169.5 million at June 30, 1996 and December 31, 1995, respectively, in comparison to $239.3 million at December 31, 1994. As the Bank has endeavored to reduce its problem assets, it has maintained a generally conservative environment in considering new credits.

This, combined with attrition of marginal credits from the Bank, has contributed to the reduction of the Bank's loan portfolio. Since loans typically carry interest rates which are higher than alternative uses of the Bank's funds, such as investment securities and federal funds sold, this has tended to reduce the Bank's net interest income. To replenish its portfolio with high quality loans, more effectively using a portion of the liquidity which had been increasing in the Bank, and contribute toward improving the Bank's net interest income, in March 1996, the Bank began purchasing whole loans and loan participations from banks affiliated with First Banks. While this has contributed to improved operating results for the three and six month periods ended June 30, 1996, it is the primary reason that total loans, net of unearned discount, increased from $74.0 million at December 31, 1995 to $87.8 million at June 30, 1996.

         Because of the attrition occurring in the Bank's loan portfolio and the substantial liquidity which was being generated, the Bank elected to conservatively price its deposit products during the three and six month periods ended June 30, 1996. Consequently, total deposits decreased from $156.2 million at December 31, 1995 to $137.3 million at June 30, 1996, a decrease of $18.9 million. The most significant part of this was a decrease in the amount of time deposits of $100,000 or more which decreased to $12.2 million at June 30, 1996 from $18.8 million at December 31, 1995. Since the interest rate differentials between these time deposits and investment securities were not adequate to provide for costs of operations and a reasonable profit, the Bank has not aggressively pursued these deposits as a principal funding source.

         The principal source of funds for the loan purchases and the deposit attrition was provided by the investment securities portfolio which decreased from $74.2 million at December 31, 1995 to $43.3 million at June 30, 1996.

                              Results of Operations
Net Income

          The net income for the three months ended June 30, 1996 was $15,000, in comparison to a net loss of $4.24 million for the same period in 1995. For the six months ended June 30, 1996 and 1995, the net loss was $1.15 million and $5.28 million, respectively. The improved operating results for 1996 are a result of several factors including the recapitalization of FCB and the Bank and reductions in the required levels of provisions for possible loan losses along with continued decreases in noninterest expense. The reduction in noninterest expense accelerated during January 1995 when the Bank sold its San Diego branch office, and continued in April 1995, upon closure of its Santa Rosa branch office. At the same time, the Bank was reducing its reliance on title and escrow deposits, shrinking its loan portfolio and decreasing its staff and other operating costs. Consequently, while total assets were $239.3 million at December 31, 1994, they have been reduced to $151.8 million at June 30, 1996. This reduction in the size of the Bank achieved the initial objective which was to reduce assets in order to optimize the Bank's capital base and decrease expenses. However, it also reduced the assets on which the Bank earned interest. Consequently, the Bank's primary source of profitability, its net interest income, was reduced to $1.81 million and $2.98 million for the three and six month periods ended June 30, 1996 from $1.97 million and $4.29 million for the same periods in 1995.

          Recognizing the prospect of a significantly smaller income base, the Bank also focused on expense reduction during 1995 and 1996. This included not only the expenses associated with the closed branches, but significant staff reductions in continuing branches and the home office. Headquarters office space was subleased, data processing services were transferred to First Banks' system, and a conscientious cost reduction process was enforced. This resulted in a reduction of noninterest expense to $1.84 million and $4.15 million for the three and six month periods ended June 30, 1996 from $3.39 million, and $7.18 million for the same periods in 1995.

          Finally, FCB has benefited from its inclusion in the consolidated income tax return of First Banks. For the three and six month periods ended June 30, 1995, no tax benefit of the losses was available, since any recognition of benefits was dependent upon the ability of FCB and the Bank to generate sufficient future taxable income. As more fully described in Note 4, FCB and the

Bank were included in the consolidated return of First Banks from January 1, 1996 through May 17, 1996, allowing them to receive the benefit of any losses incurred which were offset against the taxable income of First Banks. This resulted in the recognition of a net tax benefit of $250,000 and $580,000 for the three and six month periods ended June 30, 1996.

Net Interest Income

          Net interest income was $1.81 million and $2.98 million, or 4.97% and 4.02% of average interest-earning assets, for the three month and six month periods ended June 30, 1996, respectively, in comparison to $1.97 million and $4.29 million, or 4.66% and 4.95% of average interest-earning assets, respectively, for the same periods in 1995. Interest and fees earned on the loan portfolio is the primary source of income of FCB. The reduction in interest income from loans reflects the overall decrease in the amount of loans outstanding, particularly in the commercial and real estate construction portfolios. Total loans, net of unearned discount, were $87.8 million and $74.0 million at June 30, 1996 and December 31, 1995, respectively, in comparison to $130.2 at December 31, 1994.

          Loan income is critical to the profitability of the Bank. While loans carry with them inherent credit risks, this can be controlled by effective loan underwriting and loan approval procedures, a strong credit administration and risk management system and periodic independent loan reviews. At the same time, loans typically have interest rates and fees which are substantially higher than alternative earning assets, such as investment securities and Federal funds sold. For the three and six month periods ended June 30, 1996, the yield on the Bank's loan portfolio was 10.41% and 9.73%, compared to 6.00% and 5.78% on its investment portfolio, respectively.

         While the reduction in the loan portfolio contributed to a substantial decline in total interest income, the decrease in the cost of the Bank's funding sources was less significant. Total interest expense was $1.32 million and $2.88 million for the three and six month periods ended June 30, 1996, or 4.30% and 4.53% of average interest-bearing liabilities, compared with $1.66 million and $3.11 million, or 4.49% and 4.15% for the same periods in 1995. The decrease in interest expense associated with the decline in deposit balances was offset by increases in interest rates during 1995 that continued into 1996 and the interest cost of the 12% convertible debentures issued in connection with the recapitalization of FCB. Interest expense on the debentures totaled $216,000 and $432,000 for the three and six month periods ended June 30, 1996. FCB's recapitalization is more fully described in note 2 to the accompanying consolidated financial statements.

        The following table sets forth certain information relating to FCB's average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and six month periods ended June 30:





                                              Three months ended June 30,                         Six months ended June 30,
                                               1996                  1995                       1996                    1995
                                    ---------------------- ------------------------   ---------------------  ----------------------
                                             Interest              Interest                   Interest                Interest
                                    Average  income/ Yield Average income/   Yield/  Average  Income/ Yield/ Average  Income/ Yield/
                                    balance  expense rate  balance expense   rate    balance  expense rate   balance  expense rate
                                    -------  ------------  ------- -------   -----   -------  ------- -----  -------  ------- -----
                                                                (dollars expressed in thousands)
     Assets
Interest-earning assets:
   Loans                            $88,223  2,283  10.41%$106,038    2,668  10.09%   $ 81,323  3,933   9.73% $112,606  5,564  9.96%
   Investment securities             47,357    707   6.00   29,992      457    6.11     58,062  1,668   5.78    23,891    716  6.04
   Federal funds sold and other      10,402    139   5.37   33,113      502    6.08      9,916    264   5.35    38,188  1,123  5.93
                                     ------    ---          ------      ---              -----    ---           ------  -----
Total interest-earning assets       145,982  3,129   8.62  169,143    3,627    8.60    149,301  5,865   7.90   174,685  7,403  8.55
                                             -----                    -----                     -----                   -----
Nonearning assets                     8,001                 16,932                       8,843                  18,887
                                    -------                -------                     -------                --------
Total assets                      $ 153,983               $186,075                    $158,144                $193,572
                                  =========               ========                    ========                ========

     Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits $18,146     64   1.42%$ 21,743       96    1.77%  $ 18,783    154   1.65% $ 22,906    202  1.78%
   Savings deposits                  34,339    486   5.69   44,119      284    2.58     35,858    731   4.10    49,342    637  2.60
   Time deposits of $100 or more     10,991    142   5.20   21,474      297    5.55     12,962    353   5.48    22,137    576  5.25
   Other time deposits               51,450    418   3.27   60,075      936    6.25     53,088  1,191   4.51    56,028  1,638  5.90
                                     ------  -----          ------      ---             ------  -----           ------  -----
Total interest-bearing deposits     114,926  1,110   3.88  147,411    1,613    4.39    120,691  2,429   4.05   150,413  3,053  4.10

   Notes payable and other            7,319    214  11.76      823       47   22.92      7,153    452  12.71       823     59 14.46
                                    -------  -----         -------       --            -------  -----          -------  -----
         Total interest-bearing
                 liabilities        122,245  1,324   4.36  148,234    1,660    4.49    127,844  2,881   4.53   151,236  3,112  4.15
                                             -----                    -----                     -----                   -----
Noninterest-bearing liabilities:
   Demand deposits                   24,082                 33,806                      24,563                   37,819
   Other liabilities                  3,631                    289                       2,272                      341
                                    -------                -------                     -------                  -------
         Total liabilities          149,958                182,329                     154,679                  189,396
Stockholders' equity                  4,025                  3,746                       3,465                    4,176
                                    -------                -------                     -------                  -------
         Total liabilities and
               tockholders'equity  $153,983               $186,075                    $158,144                 $193,572
                                   ========               ========                    ========                 ========

         Net interest income                 1,805                    1,967                     2,984                    4,291
                                             =====                    =====                     =====                    =====
         Net interest margin                         4.97%                     4.66%                     4.02%                 4.95%
                                                     ====                      ====                      ====                  ====



Provision for Possible Loan Losses

          The provision for possible loan losses was $450,000 and $1.05 million for the three and six month periods ended June 30, 1996, compared to $3.25 million for the same periods in 1995. The provision reflects the substantial inventory of unresolved problem loans remaining which have the potential of generating additional losses. Consequently, the Bank has undertaken to continually strengthen the allowance for possible loan losses relative to these problem loans until such time as they can be significantly reduced.

          Net loan charge-offs were $951,000 and $1.14 million for the three and six month periods ended June 30, 1996, in comparison to $5.25 million and $5.84 million for the same periods in 1995. The allowance for possible loan losses was $5.30 million, or 6.04% of total loans, as of June 30, 1996, compared to $5.39 million, or 7.28% of total loans, as of December 31, 1995. Tables summarizing nonperforming assets, past due loans and loan loss experience are presented in the "Lending and Credit Management" section of this Form 10-Q.

Noninterest Income


          Noninterest income decreased to $252,000 and $489,000 for the three and six month periods ended June 30, 1996, respectively, from $431,000 and $854,000 for the same periods in 1995. Noninterest income consists primarily of service charges on deposit accounts and other related fees, other non-yield related fees and charges, and other income. Service charges on deposit accounts decreased to $187,000 and $404,000 for the three and six month periods ended June 30, 1996 from $226,000 and $491,000 for the same periods in 1995. This decrease reflects the decrease in deposit accounts subject to service charges as a result of the sale or closing of branches during 1995.

Noninterest Expense

          Noninterest expense was $1.84 million and $4.15 million for the three and six month periods ended June 30, 1996, respectively, in comparison to $3.39 million and $7.18 million for the same periods in 1995, representing a decrease of $1.55 million and $3.03 million or 45.7% and 42.2%, respectively. The decrease is primarily related to salaries and employee benefits, occupancy, net of rental, and reduced losses and expenses on foreclosed property, net of gains.

          Salaries and employee benefits decreased to $551,000 and $1.23 million for the three and six month period ended June 30, 1996, respectively, in comparison to $988,000 and $2.21 million for the same periods in 1995. The decrease reflects the downsizing of the organization through the sale of one branch in January 1995, the closure of a branch in April 1995 and the conversion and centralization of FCB's data processing and various operating functions into First Banks' systems in December 1995.

          Costs of holding and disposing of foreclosed real estate, net of gains, resulted in income of $35,000 for the three months ended June 30, 1996 and an expense of $242,000 for the six months ended June 30, 1996, compared to an expense of $791,000 and $2.01 million for the same periods in 1995. This decrease in expense from 1995 is primarily attributable to the overall reduction of foreclosed property from $5.22 million at December 31, 1994 to $1.38 million and $1.02 million at December 31, 1995 and June 30, 1996, respectively.

         The Federal Deposit Insurance Corporation (FDIC) voted to reduce the deposit insurance premiums paid by most members of the Bank Insurance Fund (BIF) and to keep existing assessment rates intact for members of the Savings Association Insurance Fund (SAIF). Under the reduced assessment rate schedule for the BIF, the best-rated institutions will pay the statutory annual minimum payment of $2,000, compared to the previous rate of 23 cents per $100.00 of assessable deposits. The weakest BIF and SAIF institutions will continue to pay 27 cents and 31 cents per $100.00 of assessable deposits, respectively. The Bank is a BIF depository institution and was assessed 27 cents per $100.00 of assessable deposits for the three and six month periods ended June 30, 1996.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of FCB. Total loans, net of unearned discount, represented 57.8%, 43.7% and 54.4% of total assets as of June 30, 1996, December 31, 1995 and December 31, 1994, respectively. FCB experienced a decrease in its loan portfolio during 1995, due to the Company's Capital Restoration plan which included the reduction or shrinking of assets. The loan portfolio increased during the six month period ended June 30, 1996 due to increased lending activity, primarily through the purchase of loan participations from affiliated banks. Total loans, net of unearned discount, were $87.8 million, $74.0 million and $130.2 million at June 30, 1996, December 31, 1995 and December 31, 1994, respectively.

         FCB's nonperforming loans consist of loans on a nonaccrual status and loans on which the original terms have been restructured. Impaired loans, consisting of nonaccrual loans, were $2.3 million and $4.5 million at June 30, 1996 and December 31, 1995, respectively.


         The following is a summary of nonperforming assets and past due loans at the dates indicated:

                                                                June 30,     December 31,
                                                                   1996          1995
                                                                   ----          ----
                                                             (dollars expressed in thousands)
Nonperforming assets:
   Nonperforming loans                                         $  2,293         4,526
   Other real estate                                              1,022         1,380
                                                                  -----         -----
           Total nonperforming assets                           $ 3,315         5,906
                                                                 ======         =====

Loans past due:
   Over 30 days to 90 days                                     $  2,895         3,015
   Over 90 days and still accruing                                  862         2,249
        --                                                       ------         -----
           Total past due loans                                $  3,757         5,264
                                                                 ======         =====

Loans, net of unearned discount                                $ 87,804        74,015
                                                                 ======        ======

Allowance for possible loan losses to loans                        6.04%         7.28%
Nonperforming loans to loans                                       2.61          6.11
Allowance for possible loan losses to
   nonperforming loans                                           231.27        119.05
Nonperforming assets to loans and foreclosed assets                3.73          7.83
                                                                   ====          ====

         The allowance for possible loan losses is based on past loan loss experience, on management's evaluation of the quality of the loans in the portfolio and on the anticipated effect of national and local economic conditions relative to the ability of loan customers to repay. Each quarter, the allowance for possible loan losses is reviewed relative to FCB's internal watch list and other data utilized to determine its adequacy. The provision for possible loan losses is management's estimate of the amount necessary to maintain the allowance at a level consistent with this evaluation. As adjustments to the allowance for possible loan losses are considered necessary, they are reflected in the results of operations.

         The following is a summary of the loan loss experience for the three and six month periods ended June 30:
                                                              Three months ended             Six months ended
                                                                    June 30,                    June 30,
                                                                    --------                    --------
                                                               1996         1995             1996          1995
                                                               ----         ----             ----          ----
                                                                        (dollars expressed in thousands)
Allowance for possible loan losses, beginning of period       $ 5,804        6,823           5,388         7,437
   Loans charged-off                                           (1,007)      (5,332)         (1,236)       (6,072)
   Recoveries of loans previously charged-off                      56           81             101           234
                                                               ------       ------          ------        ------
   Net loan (charge-offs) recoveries                             (951)      (5,251)         (1,135)       (5,838)
                                                               ------       ------          ------        ------

   Reduction in allowance for loans transferred
      with branch sale                                             -             -                           (27)
   Provision for possible loan losses                             450        3,245           1,050         3,245
                                                                -----        -----           -----         -----
Allowance for possible loan losses, end of period             $ 5,303        4,817           5,303         4,817
                                                                =====        =====           =====         =====

                          Interest Rate Risk Management

         Managing interest rate risk is fundamental to banking. Banking institutions manage the inherently different maturity and repricing characteristics of the lending and deposit-taking activities to achieve a desired interest rate sensitivity position and to limit their exposure to interest rate risk. The maturity and repricing characteristics inherent to the lending and deposit-taking activities tend to create a naturally liability-sensitive interest rate risk profile.

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

                                    Liquidity

         The liquidity of FCB and the Bank is the ability to maintain a cash flow which is adequate to fund operations, service its debt obligations and meet other commitments on a timely basis. The primary sources of funds for liquidity are derived from customer deposits, loan payments, maturities, sales of investments and operations. In addition, FCB and the Bank may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed and securities sold under agreements to repurchase. The aggregate funds, which consisted solely of certificates of deposit in denominations of $100,000 or more, were $12.2 million at June 30, 1996 and $18.8 million at December 31, 1995.

         At June 30, 1996, FCB's more volatile sources of funds mature as follows:

                                                (dollars expressed in thousands)
    Three months or less                                     $ 5,072
    Over three months through six months                       3,352
    Over six months through twelve months                      3,368
    Over twelve months                                           427
                                                             -------
      Total                                                  $12,219
                                                             =======


                                     Capital

         FCB and the Bank are subject to the capital guidelines of the Federal Reserve Board and the FDIC, respectively, which establishes the parameters for capital adequacy for bank holding companies and banks. These guidelines set total capital requirements and define capital in terms of "core capital elements", or Tier 1 capital, and "supplemental capital elements", or Tier 2 capital. Both bank holding companies and banks are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Risk-weighted assets are determined by applying risk weights assigned by the regulatory agencies to various categories of assets and off-balance sheet exposures.

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

         At June 30, 1996 and December 31, 1995, FCB's and the Bank's capital ratios were as follows:

                            Risk-Based Capital Ratios
                            -------------------------
                          Total            Tier 1              Leverage Ratio
                          -----            ------              --------------
                    1996     1995     1996       1995         1996        1995
                    ----     ----     ----       ----         ----        ----
        FCB         6.74%    4.99%    5.44%      3.68%       3.69%        2.14%
        Bank       12.95    12.66    11.65      11.35        7.89         6.58

         As  a  result  of  the  above   capital   ratios,   FCB  is  considered
"undercapitalized" and the Bank is considered "adequately capitalized" as of June 30, 1996.

         As more fully described in Note 2, FCB completed an offering to its existing shareholders other than First Banks. Pursuant to the offering FCB issued 36.09 million shares of newly issued common stock in exchange for $2.97 million in cash and $643,000 of outstanding dividend obligations. The offering provided $3.24 million of capital to FCB net of underwriting expenditures of $373,000.

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

           The California Financial Code deems the capital of a bank "impaired" whenever it has a retained deficit in an amount exceeding 40% of its "contributed capital". Contributed capital is defined as all capital other than retained earnings or deficit. The Bank has received notices from the SBD that its capital is impaired, most recently on March 15, 1996. The Bank has not complied with the Capital Impairment Orders. As long as the Bank's contributed capital remains impaired, the SBD is authorized to take possession of the property and business of the Bank, to close the Bank or to order the Bank to correct the capital impairment through a levy to FCB, the sole shareholder of the Bank.

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

         In addition to the Orders, FCB has entered into a Memorandum of Understanding with the Federal Reserve Bank of San Francisco (MOU). Among other requirements under the terms of the MOU: (a) FCB may not declare or pay any dividends without the prior written approval of, and may not take dividends from the Bank without providing prior written notice to, the Federal Reserve Bank;
(b) FCB must submit a written plan to improve and maintain adequate capital at FCB and the Bank; and (c) certain transactions between FCB and the Bank are restricted.



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





                                             FIRST COMMERCIAL BANCORP, INC.
                                                       Registrant



Date:  August 8, 1996                        By: /s/Donald W. Williams
                                                 ---------------------
                                                 Donald W. Williams
                                                 Chairman, President
                                                 and Chief Executive
                                                 Officer



Date:  August 8, 1996                       By: /s/Allen H. Blake
                                                -----------------
                                                Allen H. Blake
                                                Chief Financial Officer
                                                and Secretary