Form 10-Q
period 1996-09-30
FIRST COMMERCIAL BANCORP INC
filed 1996-11-14
CIK 315547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE
          SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                                  ------------------          ----------------

Commission file number 0-9477

                         FIRST COMMERCIAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                         94-2693725
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

                                            Outstanding at
         Class                             October 31, 1996

Common Stock, $.01 par value                 105,765,932

                         FIRST COMMERCIAL BANCORP, INC.

                                      INDEX

                                                                           Page

PART I           FINANCIAL INFORMATION


     Item 1.     Financial Statements:
                 Consolidated Balance Sheets as of September 30, 1996
                   and December 31, 1995                                   -2-
                 Consolidated Statements of Income for the three and
                  nine month periods ended September 30, 1996 and 1995     -4-
                 Consolidated Statements of Cash Flows for the nine
                   month periods ended September 30, 1996 and 1995         -5-
                 Notes to Consolidated Financial Statements                -6-

     Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    -10-


PART II          OTHER INFORMATION

     Item 6.     Exhibits                                                 -18-


Signatures                                                                -19-

                         PART I - FINANCIAL INFORMATION
                           Item 1 Financial Statements

                         FIRST COMMERICAL BANCORP, INC.

                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)




                                                                                September 30,     December 31,
                                                                                    1996              1995
                                                                                    ----              ----
                                               ASSETS
                                               ------
Cash and cash equivalents:
    Cash and due from banks................................................       $ 8,069           9,768
    Federal funds sold.....................................................         9,100           9,000
                                                                                  -------         -------
          Total cash and cash equivalents..................................        17,169          18,768
                                                                                   ------          ------

Investment securities:
   Available for sale, at fair value.......................................        33,269          63,291
   Held to maturity, at amortized cost (estimated fair
    value of $3,012 and $11,005 at September 30, 1996
    and December 31, 1995, respectively)...................................         3,004          10,958
                                                                                  -------          ------
          Total investment securities......................................        36,273          74,249
                                                                                   ------          ------

Loans:
   Commercial..............................................................        30,738          33,764
   Real estate construction and development................................        10,666           4,094
   Real estate mortgage:
     Residential...........................................................        19,720          17,824
     Commercial............................................................        23,015          15,021
   Consumer and installment................................................        10,465           3,508
                                                                                  -------         -------
          Total loans......................................................        94,604          74,211
  Unearned discount........................................................          (305)           (196)
  Allowance for possible loan losses.......................................        (4,037)         (5,388)
                                                                                  -------          ------
          Net loans........................................................        90,262          68,627
                                                                                  -------          ------

Lease receivable, net......................................................             -             991
Bank premises and equipment, net of accumulated depreciation...............         2,000           2,247
Accrued interest receivable................................................         1,377           1,429
Other real estate owned....................................................           524           1,380
Other assets...............................................................         1,375           1,844
                                                                                  -------         -------
          Total assets.....................................................     $ 148,980         169,535
                                                                                  =======         =======


                         FIRST COMMERCIAL BANCORP, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)
                                   (continued)






                                                                                September 30,      December 31,
                                                                                     1996              1995
                                                                                     ----              ----
                                              LIABILITIES
                                              -----------
Deposits:
     Demand:
       Non-interest bearing................................................       $ 24,381            27,517
       Interest bearing....................................................         16,660            19,367
     Savings...............................................................         32,821            36,986
     Time:
       Time deposits of $100 or more.......................................         10,837            18,764
       Other time deposits.................................................         48,957            53,530
                                                                                   -------           -------
          Total deposits...................................................        133,656           156,164
Accrued interest payable...................................................            812               487
Accrued and other liabilities..............................................          2,063             2,805
12% convertible debentures.................................................          6,500             6,500
                                                                                   -------           -------
          Total liabilities................................................        143,031           165,956
                                                                                   -------           -------

                              STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 5,000,000 shares authorized;
      no shares issued and outstanding Commonstock, $.01 par value,
      250,000,000 shares authorized; 105,765,932 shares issued and outstanding at September 30, 1996 and 69,675,110  shares issued
      and outstanding at December 31, 1995.................................          1,058               697
Capital surplus............................................................         36,107            33,251
Retained deficit...........................................................        (31,185)          (30,311)
Net fair value adjustment for securities available for sale................            (31)              (58)
                                                                                   -------           -------
          Total stockholders' equity.......................................          5,949             3,579
                                                                                   -------           -------
          Total liabilities and stockholders' equity.......................      $ 148,980           169,535
                                                                                   =======           =======











           See accompanying notes to consolidated financial statements

                         FIRST COMMERCIAL BANCORP, INC.
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)


                                                                       Three months ended      Nine months ended
                                                                         September 30,            September 30,
                                                                         -------------            -------------
                                                                       1996        1995          1996      1995
                                                                       ----        ----          ----      ----
                                                                                 (Note 1)                 (Note 1)
Interest income:
    Interest and fees on loans.................................    $  2,214        2,228        6,147      7,792
    Investment securities......................................         580          464        2,248      1,180
    Federal funds sold and other...............................         126          556          390      1,679
                                                                     ------      -------      -------    -------
          Total interest income................................       2,920        3,248        8,785     10,651
                                                                     ------      -------      -------    -------
Interest expense:
   Deposits:
       Interest-bearing demand.................................          57           95          211        297
       Savings.................................................         355          255        1,086        892
       Time deposits of $100 or more...........................         139          242          492        818
       Other time deposits.....................................         552          908        1,743      2,546
   Other borrowings............................................         225           27          677         86
                                                                    -------        -----       ------     ------
          Total interest expense...............................       1,328        1,527        4,209      4,639
                                                                    -------        -----       ------     ------
          Net interest income..................................       1,592        1,721        4,576      6,012
Provision for possible loan losses.............................         100          100        1,150      3,345
                                                                    -------        -----       ------     ------
          Net interest income after provision
            for possible loan losses...........................       1,492        1,621        3,426      2,667
                                                                    -------        -----       ------     ------

Noninterest income:
       Service charges on deposit accounts
          and customer service fees............................         177          148          581        639
       Other income............................................         855          129          921        492
                                                                    -------       ------       ------     ------
          Total noninterest income.............................       1,032          277        1,502      1,131
                                                                    -------       ------       ------     ------

Noninterest expense:
       Salaries and employee benefits..........................         471          984        1,705      3,196
       Occupancy, net of rental income.........................         183          305          668      1,318
       Furniture and equipment.................................          77          160          309        483
       Federal Deposit Insurance
          Corporation premiums.................................          60          144          281        498
       Postage, printing and supplies..........................         180           56          440        195
       Data processing fees....................................          97           17          304         61
       Legal, examination and professional fees................         376          361        1,153        793
       Losses and expenses on foreclosed
          real estate, net of gains............................         729          400          952      2,410
       Other expenses..........................................         232          478          722      1,143
                                                                    -------       ------      -------     ------
          Total noninterest expense............................       2,405        2,919        6,534     10,097
                                                                    -------        -----       ------     ------
          Income (loss) before benefit (provision) for
               income taxes....................................         119       (1,021)      (1,606)    (6,299)
Provision (benefit) for income taxes...........................        (152)           -         (732)         2
                                                                    -------       ------      --------    -------
          Net income (loss)....................................    $    271       (1,021)        (874)    (6,301)
                                                                    =======       ======      ========    ======
Income (loss) per common shares     ...........................    $     -         (0.22)        (0.01)    (1.35)
                                                                    =======       ======      ========     ======
Weighted average shares of common
 stock and common stock equivalents
 outstanding (in thousands)....................................     105,766        4,675       87,788      4,675
                                                                    =======      =======       ======      =====


           See accompanying notes to consolidated financial statements

                         FIRST COMMERCIAL BANCORP, INC.
                Consolidated Statements of Cash Flows (unaudited)
                        (dollars expressed in thousands)


                                                                                            Nine months ended
                                                                                               September 30,
                                                                                               -------------
                                                                                              1996         1995
                                                                                              ----         ----
Cash flows from operating activities:
    Net income (loss).................................................................    $    (874)      (6,301)
    Adjustments to reconcile net income (loss) to net cash:
      Depreciation and amortization of bank premises and equipment....................          241          348
      Amortization, net of accretion..................................................          (97)         228
      Provision for possible loan losses..............................................        1,150        3,345
      (Increase) decrease in accrued interest receivable..............................           52          233
      Interest accrued on liabilities.................................................        4,209        4,639
      Payments of interest on liabilities.............................................       (3,884)      (4,656)
      Benefit for income taxes........................................................         (732)           -
      Other...........................................................................         (681)       2,346
                                                                                            --------      ------
           Net cash provided by (used in) operating activities........................         (616)         182
                                                                                            --------      ------
Cash flows from investing activities:
    Maturities of investment securities...............................................       66,825        2,300
    Purchases of investment securities................................................      (28,805)     (15,000)
    Net (increase) decrease in loans..................................................      (23,873)      41,532
    Recoveries of loans previously charged off........................................          248          318
    Proceeds from sale of other real estate owned.....................................        1,967        2,947
    Other investing activities........................................................        1,946          (82)
                                                                                            -------     --------
          Net cash provided by (used in) investing activities.........................       18,308       32,015
                                                                                             ------       ------
Cash flows from financing activities:
    Increase (decrease) in deposits...................................................      (22,508)     (66,297)
                                                                                          ---------      -------
    Proceeds from issuance of common stock............................................        3,217
                                                                                          ---------
    4,646
          Net cash provided by (used in) financing activities.........................     (19,291)      (61,651)
                                                                                           -------       -------
          Net increase (decrease) in cash and cash equivalents........................      (1,599)      (29,454)
Cash and cash equivalents, beginning of period........................................      18,768        86,259
                                                                                            ------        ------
Cash and cash equivalents, end of period..............................................    $ 17,169        56,805
                                                                                           =======        ======
Non cash investing and financing activities:
    Loans transferred to foreclosed real estate.......................................    $    894         2,830
    Loans to facilitate sale of foreclosed real estate................................          54         1,977
                                                                                           =======        ======












           See accompanying notes to consolidated financial statements

                         FIRST COMMERCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (1)      Basis of Presentation

         The accompanying consolidated financial statements of First Commercial Bancorp, Inc. (FCB) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1995 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

         The consolidated financial statements include the accounts of FCB and its sole subsidiary, First Commercial Bank (Bank). As more fully described in
Note 2, FCB executed an Amended and Restated Stock Purchase Agreement (Stock Purchase Agreement) as of August 7, 1995, with First Banks, Inc., St. Louis, Missouri (First Banks) and Mr. James F. Dierberg, Chairman, President and Chief Executive Officer of First Banks, to provide for the recapitalization of FCB and the Bank. The terms of the Stock Purchase Agreement provided for initial purchases of Bank preferred and common stock by First Banks. These purchases, which were completed on August 23, 1995, gave First Banks ownership of all of the outstanding preferred stock and approximately 99% of the outstanding common stock of the Bank as of September 30, 1995. The shares of common stock so issued were subject to an irrevocable proxy granted by First Banks to the Board of Directors of FCB to vote its shares of Bank stock. This proxy expired upon the approval of the Stock Purchase Agreement and the transactions contemplated thereby at the Special Shareholders Meeting on December 27, 1995. The shares of preferred stock were non-voting. Following the Special Shareholders Meeting, all of the Bank preferred and common stock held by First Banks was exchanged for 50,000,000 shares of FCB common stock.

         First Banks had majority ownership, but not voting control, of the Bank during the period from August 23, 1995 to December 27, 1995. However, that ownership interest in the Bank was returned to FCB in the exchange of Bank stock for FCB stock following the shareholders' approval on December 27, 1995. The Form 10-Q filed with respect to the quarterly period ended September 30, 1995 reflected First Banks' ownership in the Bank as it actually existed at that time. The financial statements for periods ended September 30, 1995 included herein have been presented on a consolidated basis to reflect First Banks' initial investment as if it had been made directly in shares of FCB common stock, rather than Bank preferred and common stock, in order to make such information comparable with that for periods ended September 30, 1996.

         On February 16, 1996, FCB began an offering to its shareholders other than First Banks, of an aggregate of 50 million shares of newly-offered common stock, and an offering of 9.69 million shares of common stock in exchange for certain outstanding dividend obligations and accrued interest thereon. The offering price was $.10 per share. The offering was completed during the second quarter of 1996 and resulted in the issuance of 36.09 million additional shares of FCB common stock to shareholders other than First Banks. As a result, First Banks owned 61.46% and 93.29% of the outstanding voting stock of FCB at September 30, 1996 and December 31, 1995, respectively.

         The net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period. The outstanding stock options and the conversion of the outstanding convertible debentures have not been included in the computation as they do not have a material effect on earnings per share.

         (2)      Recapitalization

         The Stock Purchase Agreement between James F. Dierberg, First Banks, a Missouri bank holding company, FCB and the Bank provided for the recapitalization of FCB and the Bank. The Stock Purchase Agreement amended a previous agreement under which Mr. Dierberg had provided interim financing for the Bank in the form of a purchase of $1.5 million of nonvoting preferred stock. The Stock Purchase Agreement, and subsequent amendments entered into with First Banks, resulted in a series of transactions as follows:

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

         On February 16, 1996, after its Amended Registration Statement was declared effective by the Securities and Exchange Commission, FCB commenced an offering of an aggregate of 59.69 million shares of newly-issued common stock. The offering was composed of: (a) an offering to its existing shareholders, other than First Banks, of 50 million shares at $.10 per share; (b) an offering to individuals who are not shareholders of FCB of a maximum of 10 million of the shares available in the Rights Offering which are not otherwise subscribed; and
(c) an offering of 9.69 million shares in exchange for certain outstanding dividend obligations and accrued interest thereon of FCB (collectively the Offering). The Offering was completed during the second quarter of 1996 and approximately 36.09 million shares were issued in exchange for $2.97 million in cash and $643,000 of outstanding dividend obligations. The offering provided $3.24 million of capital to FCB, net of underwriting expenditures of $373,000. As a result of the offering, First Banks' ownership was reduced to 61.46% prior to the conversion of the debentures, or 76.98% if the debentures had been converted as of September 30, 1996.

         The proceeds from these transactions, net of amounts retained by the parent company for corporate expenses and certain offering expenses incurred in the above transactions, were used to increase the capital of the Bank. As a result of these transactions, the capital ratios of FCB and the Bank as of September 30, 1996 and December 31, 1995 were as follows:

                                                       FCB                                   Bank
                                           ---------------------------          -----------------------------
                                           September 30,  December 31,          September 30,    December 31,
                                                1996            1995                1996            1995
                                                ----            ----                ----            ----
Total risk-based capital ratio                   6.61%           4.99%              12.65%           12.66%
Tier I risk-based capital ratio                  5.33            3.68               11.37            11.35
Leverage ratio                                   3.95            2.14                8.41             6.58

         (3)      Regulatory Agreements

         For each of the four years ended December 31, 1995 and the first quarter of 1996, FCB and the Bank incurred substantial losses from operations. These losses were associated primarily with the emphasis which the Bank had placed on real estate based lending and the deterioration of the California economy during that period, particularly as it related to the real estate sector. Because of the magnitude of problem assets which arose and the reduction of the Bank's capital due to the losses, FCB has been operating under the terms of a Memorandum of Understanding with The Federal Reserve Bank of San Francisco
(MOU),  and the Bank has been  operating  under the terms of a Cease and  Desist

Order issued by the Federal Deposit Insurance Corporation, a Final Order issued by the State Banking Department of California and several Capital Impairment Orders (collectively the "Orders"). The MOU and the Orders have placed significant restrictions on FCB and the Bank including restrictions on the payment of dividends, requirements of specified capital levels and reductions of classified assets. As a result of the recapitalization described in Note 2 and numerous actions taken by FCB, management believes that FCB is in substantial compliance with the MOU and the Orders, except for the Capital Impairment Orders.

         As a result of the completion of the transactions pursuant to the Stock Purchase Agreement with First Banks and Mr. James F. Dierberg, and the Offering, FCB and the Bank were substantially recapitalized. However, FCB incurred a net loss from operations for the nine months ended September 30, 1996.

         (4)      Income Taxes

         FCB and the Bank filed a consolidated federal income tax return for the periods prior to their respective acquisitions by First Banks. Due to the structure of the transaction described in Note 2, current income tax regulations prohibit the Bank from filing a consolidated income tax return with FCB for the period after August 22, 1995, because the acquisition of the Bank stock by First Banks caused its disaffiliation with FCB for tax purposes. The Bank will join in filing a consolidated federal income tax return with First Banks for the periods from August 23, 1995 until the issuance of stock upon the completion of the rights offering on May 17, 1996, when First Banks no longer owned 80% of the Bank either directly or indirectly. FCB will join in filing a consolidated federal income tax return with First Banks for the period from December 28, 1995 through May 17, 1996.

         Neither  FCB  nor  the  Bank  are  permitted  to  be  included  in  the consolidated return of First Banks for five years following their tax disaffiliation on May 18, 1996. In addition, the Bank, which was disaffiliated from FCB on August 22, 1995, is not permitted to file a consolidated return with FCB for five years. However, regulations allow FCB to request permission from the Internal Revenue Service to join in filing a consolidated return with the Bank. FCB has not determined whether it will request permission to file a consolidated return with the bank for periods after May 18, 1996. Furthermore, there can be no assurance that a waiver to allow such a reaffiliation, if requested, would be granted.

         (5)      Transactions with Related Parties

         The Bank has $17.8 million in whole loans and loan participations outstanding at September 30, 1996, that were purchased from banks that are affiliated with First Banks. There were no whole loans or loan participations from affiliates outstanding at December 31, 1995. These loans and loan participations were acquired at interest rates and terms prevailing at the dates of their purchase and under credit standards and policies followed by the Bank.

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

         The Bank also entered into a data processing agreement with FirstServ, Inc., a wholly owned data processing subsidiary of First Banks, beginning in December 1995. The fees for such services are substantially less than the Bank had incurred in connection with its previous in-house data processing operation or than it would incur with non-affiliated vendors.

         The aggregate fees paid by the Bank in connection with the management services agreement, the cost sharing agreement and the data processing agreement were $398,000 and $1.07 million for the three and nine month periods ended September 30, 1996. No such fees were incurred during the nine months ended September 30, 1995.

         As discussed in Note 2, in 1995, First Banks purchased convertible debentures from FCB totaling $6.5 million which bear interest at 12% annually. Interest is payable when, at the discretion of the Board of Directors, it is prudent to do so, and it is permitted by regulatory authorities. Interest accrued which remains unpaid will be converted into common stock at maturity. The interest expense on these debentures was $217,000 and $649,000 for the three and nine month periods ended September 30, 1996. These debentures were not oustanding during the comparable periods of 1995.

            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         FCB is a registered Sacramento, California-based bank holding company which reincorporated in Delaware in 1990 and conducts business through the Bank, a California state-chartered bank. The Bank commenced operations in 1979, and operates a commercial banking business through its headquarters office and five branch offices located in Sacramento, Roseville (two branches), San Francisco, Concord and Campbell, California. At September 30, 1996, FCB had approximately $149.0 million in total assets, $94.3 million in total loans, net of unearned discount, $133.7 million in total deposits, and $5.9 million in total stockholders' equity.

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

                                     General

         FCB has reported losses from operations for each of the four years ended December 31, 1995, as well as the nine months ended September 30, 1996. As a result of these losses, FCB and the Bank have been operating under the terms of a Memorandum of Understanding (MOU) and under certain regulatory orders
(Orders) which have placed significant restrictions on their operations, including restrictions on the payment of dividends, requirements for the attainment of specified capital levels and reductions of classified assets. Through the recapitalization of FCB as described in Note 2 to the accompanying consolidated financial statements, combined with numerous other actions which have been taken, FCB and the Bank believe they are in substantial compliance with most of the requirements of the MOU and the Orders. Based on its past performance, the Bank was and remains designated a problem bank and considered "troubled" for all regulatory purposes.

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

         To facilitate accomplishing these objectives, the Bank strengthened its allowance for possible loan losses by providing $100,000 and $1.15 million for possible loan losses for the three and nine months ended September 30, of 1996, respectively, thereby increasing the ratio of allowance for possible loan losses to nonperforming loans to 225.53% at September 30, 1996 from 119.05% at December 31, 1995. At the same time, the Bank pursued its problem borrowers to reduce its exposure to further losses. This resulted in a decrease of its classified assets from $20.59 million at December 31, 1995 to $4.80 million at September 30, 1996.


                               Financial Condition

         FCB's total assets were $149.0 million and $169.5 million at September 30, 1996 and December 31, 1995, respectively, in comparison to $239.3 million at December 31, 1994. As the Bank has endeavored to reduce its problem assets, it has maintained a generally conservative environment in considering new credits.

This, combined with reduction of marginal credits from the Bank, has contributed to the reduction of the Bank's loan portfolio. Since loans typically carry interest rates which are higher than alternative uses of the Bank's funds, such as investment securities and federal funds sold, this has tended to reduce the Bank's net interest income. To replenish its portfolio with high quality loans, more effectively use a portion of the liquidity which had been increasing in the Bank, and contribute toward improving the Bank's net interest income, in March 1996, the Bank began purchasing whole loans and loan participations from banks affiliated with First Banks. This has contributed to improved operating results for the three and nine month periods ended September 30, 1996, and it is the primary reason that total loans, net of unearned discount, increased from $74.0 million at December 31, 1995 to $94.3 million at September 30, 1996.

         Because of the attrition occurring in the Bank's loan portfolio and the substantial liquidity which was being generated, the Bank has elected to conservatively price its deposit products. Consequently, total deposits decreased from $156.2 million at December 31, 1995 to $133.7 million at September 30, 1996, a decrease of $22.5 million. The most significant part of this was a decrease in the amount of time deposits of $100,000 or more which decreased $7.9 million to $10.8 million at September 30, 1996 from $18.8 million at December 31, 1995. Since the interest rate differentials between these time deposits and investment securities were not adequate to provide for costs of operations and a reasonable profit, the Bank has not aggressively pursued these deposits as a principal funding source.

         The principal source of funds for the loan purchases and the deposit attrition was provided by the investment securities portfolio which decreased from $74.2 million at December 31, 1995 to $36.3 million at September 30, 1996.

                              Results of Operations
Net Income

         The net income for the three months ended September 30, 1996 was $271,000, in comparison to a net loss of $1.02 million for the same period in 1995. For the nine months ended September 30, 1996 and 1995, the net loss was $874,000 and $6.30 million, respectively. The improved operating results for 1996 are a result of several factors including the recapitalization of FCB and the Bank and reductions in the required levels of provisions for possible loan losses along with continued decreases in noninterest expense. During 1995 and 1996, the Bank reduced its reliance on title and escrow deposits, shrank its loan portfolio and decreased its staff and other operating costs. Consequently, while total assets were $239.3 million at December 31, 1994, they have been reduced to $149.0 million at September 30, 1996. This reduction in the size of the Bank achieved the initial objective which was to reduce assets in order to optimize the Bank's capital base and decrease expenses. However, it also reduced the assets on which the Bank earned interest. Consequently, the Bank's primary source of profitability, its net interest income, was reduced to $1.59 million and $4.58 million for the three and nine month periods ended September 30, 1996 from $1.72 million and $6.01 million for the same periods in 1995.

         Recognizing the prospect of a significantly smaller income base, the Bank focused on expense reduction during 1995 and 1996. This included not only the expenses associated with the closure of three branch offices in 1995 and 1996, but significant staff reductions in continuing branches and the home office. Headquarters office space was subleased, data processing services were transferred to First Banks' system, and a conscientious cost reduction process was enforced. This resulted in a reduction of noninterest expense to $2.41 million and $6.53 million for the three and nine month periods ended September 30, 1996 from $2.92 million, and $10.10 million for the same periods in 1995.

         Finally, FCB has benefited from its inclusion in the consolidated income tax return of First Banks. For the three and nine month periods ended September 30, 1995, no tax benefit from losses was available, since any recognition of benefits was dependent upon the ability of FCB and the Bank to generate sufficient future taxable income. As more fully described in Note 4, FCB and the Bank were included in the consolidated return of First Banks from January 1, 1996 through May 17, 1996, allowing them to receive the benefit of losses incurred which were offset against the taxable income of First Banks. This resulted in the recognition of a net tax benefit of $152,000 and $732,000 for the three and nine month periods ended September 30, 1996.

Net Interest Income

         Net interest income was $1.59 million and $4.58 million, or 4.46% and 4.15% of average interest-earning assets, for the three month and nine month periods ended September 30, 1996, respectively, in comparison to $1.72 million and $6.01 million, or 4.34% and 4.51% of average interest-earning assets, respectively, for the same periods in 1995. Interest and fees earned on the loan portfolio is the primary source of income of FCB. The reduction in net interest income for the nine month period ended September 30, 1996, in comparison to the same period in 1995, is indicative of the overall reduction in the loan portfolio throughout 1995. The improved net interest income for the three month period ended September 30, 1996, in comparison to the same period in 1995, reflects the rebuilding of the loan portfolio. Total loans, net of unearned discount, were $94.3 million and $74.0 million at September 30, 1996 and December 31, 1995, respectively, in comparison to $130.2 million at December 31, 1994.

         Loan income is critical to the profitability of the Bank. While loans carry with them inherent credit risks, this can be controlled by effective loan underwriting and loan approval procedures, a strong credit administration and risk management system, and periodic independent loan reviews. At the same time, loans typically have interest rates and fees which are substantially higher than alternative earning assets, such as investment securities and Federal funds sold. For the three and nine month periods ended September 30, 1996, the yield on the Bank's loan portfolio was 9.45% and 9.59%, compared to 5.83% and 5.77% on its investment portfolio, respectively.

         While the reduction in the loan portfolio contributed to a substantial decline in total interest income, the decrease in the cost of the Bank's funding sources was less significant. Total interest expense was $1.33 million and $4.21 million for the three and nine month periods ended September 30, 1996, or 4.47% and 4.51% of average interest-bearing liabilities, compared with $1.53 million and $4.64 million, or 4.41% and 4.09% for the same periods in 1995. The decrease in interest expense associated with the decline in deposit balances was offset by increases in interest rates during 1995 that continued into 1996 and the interest cost of the 12% convertible debentures issued in connection with the recapitalization of FCB. Interest expense on the debentures totaled $217,000 and $649,000 for the three and nine month periods ended September 30, 1996. FCB's recapitalization is more fully described in Note 2 to the accompanying consolidated financial statements.

         The following table sets forth certain information relating to FCB's average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and nine month periods ended September 30:






                                      Three months ended September 30,                      Nine months ended  September 30,
                                               1996                  1995                    1996                     1995
                                    ------------------------ ----------------------- ----------------------- -----------------------

                                             Interest                 Interest               Interest                 Interest
                                    Average  income/  Yield/ Average  income/ Yield/ Average Income/ Yield/   Average Income/ Yield/
                                    balance  expense  rate   balance  expense rate   balance expense rate     balance expense rate
                                    -------  -------  ----   -------  ------- -----  ------- ------- -----    ------- ------- ------
                                                                       (dollars expressed in thousands)
     Assets
     ------
Interest-earning assets:
   Loans                            $93,670  2,214   9.45%  $88,712   2,228    9.96% $ 85,461  6,147  9.59%  $ 112,634  7,792  9.25%
   Investment securities             39,791    580   5.83    30,763     464    5.98    51,933  2,248  5.77      26,300  1,180  6.00
   Federal funds sold and other       9,349    126   5.39    37,715     556    5.85     9,740    390  5.34      39,156  1,679  5.73
                                   -------- ------         --------   -----           -------  -----           -------  -----
     Total interest-earning assets  142,810  2,920   8.18  157,190    3,248    8.20   147,134  8,785  7.96     178,090 10,651  8.00
                                             -----                    -----                    -----                   ------
Nonearning assets                     7,596                 15,894                      8,350                   15,463
                                    -------               --------                    -------                 --------
      Total assets                $ 150,406               $173,084                   $155,484                $ 193,553
                                   ========                =======                    =======                  =======

     Liabilities and Stockholders' Equity
     -------------------------------------
Interest-bearing liabilities:
   Interest-bearing demand deposits$ 16,900     57   1.35% $ 21,270      95    1.77%  $ 18,151    211  1.55%  $ 23,010    297  1.73%
   Savings deposits                  34,048    355   4.17    40,491     255    2.50     35,256  1,086  4.11     48,446    892  2.46
   Time deposits of $100 or more     10,842    139   5.13    17,953     242    5.35     12,251    492  5.35     21,475    818  5.09
   Other time deposits               50,553    552   4.37    57,052     908    6.31     52,239  1,743  4.45     57,939  2,546  5.88
                                   -------- ------         --------   -----           -------- ------          -------  -----
     Total interest-bearing deposits
                                   112,343   1,103   3.93   136,766   1,500    4.35    117,897  3,532  3.99    150,870  4,553  4.05

   Other borrowings                  6,500     225  13.85       747      27   14.33      6,500    677 13.89        748     86 15.38
                                   -------- ------         -------- -------            -------  -----          -------- -----
     Total interest-bearing
                 liabilities        118,843  1,328   4.47   137,513   1,527    4.41    124,397  4,209  4.51    151,618  4,639  4.09
                                            ------                    -----                     -----                   -----
Noninterest-bearing liabilities:
   Demand deposits                  23,273                   32,030                     24,130                   37,486
   Other liabilities                 2,579                    1,010                      2,806                      552
                                   -------                 --------                    -------                ---------
    Total liabilities              144,695                  170,553                    151,333                  189,656
Stockholders' equity                 5,711                    2,531                      4,151                    3,897
                                  --------                 --------                   --------                 --------
         Total liabilities and
            Stockholders' equity $ 150,406                $ 173,084                  $ 155,484                 $193,553
                                  ========                  =======                    =======                  =======

         Net interest income                1,592                    1,721                     4,576                    6,012
                                            =====                    =====                     =====                    =====
         Net interest margin                        4.46%                     4.34%                    4.15%                   4.51%
                                                    =====                     =====                    =====                   =====



Provision for Possible Loan Losses

          The provision for possible loan losses was $100,000 and $1.15 million for the three and nine month periods ended September 30, 1996, compared to $100,000 and $3.35 million for the same periods in 1995, respectively. The provision reflects the residual inventory of unresolved problem loans which have the potential of generating additional losses. Consequently, the Bank has undertaken to continually strengthen the allowance for possible loan losses relative to these problem loans until such time as they can be significantly reduced.

          Net loan charge-offs were $1.37 million and $2.50 million for the three and nine month periods ended September 30, 1996, in comparison to $79,000 and $5.92 million for the same periods in 1995. The allowance for possible loan losses was $4.04 million, or 4.28% of total loans, as of September 30, 1996, compared to $5.39 million, or 7.28% of total loans, as of December 31, 1995. Tables summarizing nonperforming assets, past due loans and loan loss experience are presented in the "Lending and Credit Management" section of this Form 10-Q.

Noninterest Income


          Noninterest income increased to $1.03 million and $1.50 million for the three and nine month periods ended September 30, 1996, respectively, from $277,000 and $1.13 million for the same periods in 1995. Noninterest income consists primarily of service charges on deposit accounts and other related fees, other non-yield related fees and charges, and other income. Service charges on deposit accounts were $177,000 and $581,000 for the three and nine month periods ended September 30, 1996 as compared to $148,000 and $639,000 for the same periods in 1995.

          Other income increased to $855,000 and $921,000 for the three and nine month periods ended September 30, 1996, respectively, compared to $129,000 and $492,000 for the same periods in 1995. The Bank held certain leveraged leases on railroad cars which were assigned to an unrelated party during the third quarter of 1996. Simultaneously, with the assignment of these leases, the Bank sold its interest in the railroad cars, realizing a net gain on the transaction of $795,000. This gain is included in other income for the three and nine month periods ended September 30, 1996.

Noninterest Expense

          Noninterest expense was $2.41 million and $6.53 million for the three and nine month periods ended September 30, 1996, respectively, in comparison to $2.92 million and $10.10 million for the same periods in 1995, representing a decrease of $510,000 and $3.57 million or 17.5% and 35.3%, respectively. The decrease is primarily related to salaries and employee benefits, and occupancy expenses, net of rental income.

          Salaries and employee benefits decreased to $471,000 and $1.71 million for the three and nine month periods ended September 30, 1996, respectively, in comparison to $984,000 and $3.20 million for the same periods in 1995. The decrease reflects the downsizing of the organization through the closure of branch offices in January 1995, April 1995 and August 1996, and the conversion and centralization of FCB's data processing and various operating functions into First Banks' systems in December 1995.

          Expenses of holding and disposing of foreclosed real estate, net of gains, totaled $729,000 and $952,000 for the three and nine month periods ended September 30, 1996, respectively, compared to $400,000 and $2.41 million for the same periods in 1995. During the three months ended September 30, 1996, the Bank determined that its potential loss in connection with real estate held as foreclosed property had become more probable. As a result the Bank provided $747,000 to reflect this exposure.

         The Federal Deposit Insurance Corporation (FDIC) voted to reduce the deposit insurance premiums paid by most members of the Bank Insurance Fund
(BIF). The Bank is a BIF depository institution and was assessed 27 cents per $100.00 of assessable deposits for the three and nine month periods ended September 30, 1996.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of FCB. Total loans, net of unearned discount, represented 63.3%, 43.7% and 54.4% of total assets as of September 30, 1996, December 31, 1995 and December 31, 1994, respectively. FCB experienced a decrease in its loan portfolio during 1995, due to the Company's Capital Restoration Plan which included the reduction of assets. The loan portfolio increased during the nine month period ended September 30, 1996 due to increased lending activity, primarily through the purchase of whole loans and loan participations from affiliated banks. Total loans, net of unearned discount, were $94.3 million, $74.0 million and $130.2 million at September 30, 1996, December 31, 1995 and December 31, 1994, respectively.

         FCB's nonperforming loans consist of loans on a nonaccrual status and loans on which the original terms have been restructured. Impaired loans, consisting of nonaccrual and restructured loans, were $1.79 million and $4.53 million at September 30, 1996 and December 31, 1995, respectively.

         The following is a summary of nonperforming assets and past due loans at the dates indicated:

                                                          September 30,         December 31,
                                                              1996                  1995
                                                              ----                  ----
                                                           (dollars expressed in thousands)
Nonperforming assets:
   Nonperforming loans                                    $  1,790                   4,526
   Other real estate                                           524                   1,380
                                                           -------                   -----
           Total nonperforming assets                     $  2,314                   5,906
                                                            ======                   =====

Loans past due:
   Over 30 days to 90 days                                $  1,318                   3,015
   Over 90 days and still accruing                              66                   2,249
                                                          --------               ---------
           Total past due loans                           $  1,384                   5,264
                                                            ======               =========

Loans, net of unearned discount                           $ 94,299                  74,015
                                                            ======                ========

Allowance for possible loan losses to loans                  4.28%                    7.28%
Nonperforming loans to loans                                 1.90                     6.11
Allowance for possible loan losses to
   nonperforming loans                                      225.53                  119.05
Nonperforming assets to loans and foreclosed assets           2.44                    7.83
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

     The following is a summary of the loan loss experience for the three and nine month periods ended September 30:

                                                                Three months ended          Nine months ended
                                                                  September 30,                September 30,
                                                                  -------------                -------------
                                                                1996         1995             1996          1995
                                                                ----         ----             ----          ----
                                                                        (dollars expressed in thousands)
Allowance for possible loan losses, beginning of period       $ 5,303        4,817           5,388         7,437
                                                               ------        -----           -----       -------
   Loans charged-off                                           (1,513)        (163)         (2,749)       (6,235)
   Recoveries of loans previously charged-off                     147           84             248           318
                                                              -------     --------         -------       -------
   Net loan (charge-offs) recoveries                           (1,366)         (79)         (2,501)       (5,917)
                                                               ------      -------          ------        ------

   Reduction in allowance for loans transferred
      with branch sale                                              -            -               -           (27)
   Provision for possible loan losses                             100          100           1,150         3,345
                                                               ------       ------           -----        ------
Allowance for possible loan losses, end of period             $ 4,037        4,838           4,037         4,838
                                                                =====        =====           =====        ======


                          Interest Rate Risk Management

         Managing interest rate risk is fundamental to banking. Banking institutions manage the inherently different maturity and repricing characteristics of their lending and deposit-taking activities to achieve a desired interest rate sensitivity position and to limit their exposure to interest rate risk. The maturity and repricing characteristics inherent to the lending and deposit-taking activities tend to create a naturally liability-sensitive interest rate risk profile.

         FCB's objective regarding interest rate risk management is to position FCB such that changes in interest rates do not have a material adverse impact upon the net market value and net interest income of FCB. To measure the impact from interest rate changes, FCB calculates on a pro forma basis the net market value of its assets and liabilities, and net interest income over a one year horizon, assuming instantaneous, permanent parallel shifts in the yield curve, of varying amounts of increases and decreases in rates. Larger increases or decreases in FCB's net market value and net interest income as a result of these assumed interest rate changes indicate greater levels of interest rate sensitivity than do smaller increases or decreases.

                                    Liquidity

         The liquidity of FCB and the Bank is the ability to maintain a cash flow which is adequate to fund operations, service its debt obligations and meet other commitments on a timely basis. The primary sources of funds for liquidity are derived from customer deposits, loan payments, maturities, sales of investments and operations. In addition, FCB and the Bank may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed and securities sold under agreements to repurchase. The aggregate funds, which consisted solely of certificates of deposit in denominations of $100,000 or more, were $10.8 million at September 30, 1996 and $18.8 million at December 31, 1995.

         At September 30, 1996, FCB's more volatile sources of funds mature as follows:

                                                (dollars expressed in thousands)
       Three months or less                                  $  5,357
       Over three months through six months                     3,298
       Over six months through twelve months                    1,732
       Over twelve months                                         450
                                                              -------
         Total                                               $ 10,837
                                                               ======


                                     Capital

         FCB and the Bank are subject to the capital guidelines of the Federal Reserve Board and the FDIC, respectively, which establish the parameters for capital adequacy for bank holding companies and banks. These guidelines set total capital requirements and define capital in terms of "core capital elements", or Tier 1 capital, and "supplemental capital elements", or Tier 2 capital. Both bank holding companies and banks are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Risk-weighted assets are determined by applying risk weights assigned by the regulatory agencies to various categories of assets and off-balance sheet exposures.

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

         At September 30, 1996 and December 31, 1995, FCB's and the Bank's capital ratios were as follows:

                        Risk-Based Capital Ratios
                    Total                  Tier 1            Leverage Ratio
                    -----                  ------            --------------
                1996     1995         1996        1995      1996         1995
                ----     ----         ----        ----      ----         ----

      FCB        6.61%    4.99%        5.33%       3.68%    3.95%         2.14%
      Bank      12.65    12.66        11.37       11.35     8.41          6.58

           As  a  result  of  the  above  capital  ratios,   FCB  is  considered
"undercapitalized" and the Bank is considered "adequately capitalized" as of September 30, 1996.

         As more fully described in Note 2, FCB completed an offering to its existing shareholders other than First Banks. Pursuant to the offering, FCB issued 36.09 million shares of newly issued common stock in exchange for $2.97 million in cash and $643,000 of outstanding dividend obligations. The offering provided $3.24 million of capital to FCB net of underwriting expenditures of $373,000.

                              Regulatory Agreements

           Due to its operating losses and excessive levels of classified assets, in 1993, the Bank consented to enter into an amended Cease and Desist Order with the FDIC (Orders) and a Final Order with the State Banking Department of the State of California (SBD). The Orders establish certain restrictions and requirements relative to the operation of the Bank, including: (a) maintaining management acceptable to the supervisory agencies; (b) receiving prior notification before adding an individual to the Board of Directors; (c) reducing assets classified in the examination; (d) developing and implementing a profit plan and budget; (e) implementing a strategic plan to return the Bank to profitability; (f) increasing tangible shareholders' equity to specified levels as of certain dates; and (g) refraining from the payment of distributions to any shareholder without the prior written consent of the FDIC and the SBD. The Orders remain in effect. Management believes the Bank is in substantial compliance with the Orders.

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

           The California Financial Code deems the capital of a bank "impaired" whenever it has a retained deficit in an amount exceeding 40% of its "contributed capital". Contributed capital is defined as all capital other than retained earnings or deficit. The Bank has received notices from the SBD that its capital is impaired, most recently on August 22, 1996. The Bank has not complied with the Capital Impairment Orders. As long as the Bank's contributed capital remains impaired, the SBD is authorized to take possession of the property and business of the Bank, to close the Bank or to order the Bank to correct the capital impairment through a levy to FCB, the sole shareholder of the Bank.

           The Superintendent of the SBD has the authority to take certain appropriate regulatory action with respect to a bank having impaired contributed capital. Subject to the approval of its shareholders and the Superintendent, the bank may readjust its accounts in a quasi-reorganization, which includes eliminating its retained deficit. It is the policy of the Superintendent not to authorize a quasi-reorganization unless a bank can establish that: (a) it has adequate capital; (b) the problems that created past losses and the impairment of capital have been corrected; and (c) it is currently operating on a profitable basis and will continue to do so in the future. Because a quasi-reorganization requires that a Bank adjust its assets and liabilities to fair value at the time of the reorganization, the Bank's capital could be reduced from its present level as a result of such an adjustment. Management anticipates that it will apply to the Superintendent for permission to adjust its accounts through a quasi-reorganization during the fourth quarter of 1996.

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

Effects of New Accounting Standards

         In June 1995, the FASB issued SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 125). SFAS 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities.

         The standards established by SFAS 125 are based on consistent applications of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

         SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted.

         FCB does not believe the implementation of SFAS 125 will have a material effect on its consolidated financial position or results of operation.


                           PART II - OTHER INFORMATION

Item 6 -  Exhibit

The exhibit is numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


Exhibit
Number                      Description

    3(ii)          Amended and Restated By-Laws

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





                                             FIRST COMMERCIAL BANCORP, INC.
                                                       Registrant



Date:  November 12, 1996                     By:      /s/Donald W. Williams
                                                      ---------------------
                                                        Donald W. Williams
                                                        Chairman, President
                                                        and Chief Executive
                                                        Officer



Date:  November 12, 1996                     By:      /s/Allen H. Blake
                                                      -----------------
                                                         Allen H. Blake
                                                         Chief Financial Officer
                                                         and Secretary

                          AMENDED AND RESTATED BY-LAWS

                                       OF

                         FIRST COMMERCIAL BANCORP, INC.

                            (A Delaware Corporation)



                           ARTICLE I                 Offices and Records
                           ARTICLE II                Corporate Seal
                           ARTICLE III               Shareholders
                           ARTICLE IV                Directors
                           ARTICLE V                 Officers
                           ARTICLE VI                Shares of Stock
                           ARTICLE VII               Indemnification
                           ARTICLE VIII              General Provisions

                                    ARTICLE I
                               Offices and Records
                               -------------------

         Section 1. Registered Office and Registered Agent. The location of the registered office and the name of the registered agent of the corporation in the State of Delaware shall be determined from time to time by the Board of Directors and shall be on file in the appropriate office of the State of Delaware pursuant to applicable provisions of law.

         Section 2. Corporate Offices. The corporation may have such corporate offices, anywhere within and without the State of Delaware as the Board of Directors from time to time may appoint, or the business of the corporation may require. The "principal place of business" or "principal business" or "executive office or offices" of the corporation may be fixed and so designated from time to time by the Board of Directors, but the location or residence of the corporation in Delaware shall be deemed for all purposes to be in the county in which its registered office in Delaware is maintained.

         Section 3. Records. The corporation shall keep at its registered office in Delaware, at its principal place of business, or at the office of its transfer agent, original or duplicate books in which shall be recorded the number of its shares subscribed, the names of the owners of its shares, the numbers of shares owned of record by them respectively, the amount of shares paid, and by whom, the transfer of said shares with the date of transfer, the amount of its assets and liabilities, and the names and places of residence of its officers, and from time to time such other or additional records, statements, lists, and information as may be required by law, including the shareholder lists mentioned in these By-laws.

         Section 4. Inspection of Records. A shareholder, if he is entitled and demands to inspect the records of the corporation pursuant to any statutory or other legal right, shall be privileged to inspect such records only during the usual and customary hours of business and in such manner as will not unduly interfere with the regular conduct of the business of the corporation. In order to exercise this right of examination, a shareholder must make written demand upon the corporation, stating with particularity the records sought to be examined and the purpose therefor. A shareholder may delegate his right of inspection to his representative on the condition that, if the representative is not an attorney, the shareholder and representative agree with the corporation to furnish to the corporation, promptly as completed or made, a true and correct copy of each report with respect to such inspection made by such representative. No shareholder shall use or permit to be used or acquiesce in the use by others of any information so obtained, to the detriment competitively of the corporation, nor shall he furnish or permit to be furnished any information so obtained to any competitor or prospective competitor of the corporation.

          The corporation may, as a condition precedent to any shareholder's inspection of the records of the corporation, require the shareholder to indemnify the corporation against any loss or damage which may be suffered by it arising out of or resulting from any unauthorized disclosure made or permitted to be made by such shareholder or any representative or financial advisor of the shareholder of information obtained in the course of such inspection. The corporation may, as a further condition precedent to any shareholder's inspection of the records of the corporation, also require the shareholder to execute and deliver to the corporation a confidentiality agreement in which the shareholder: (i) acknowledges that the corporation is engaged in a highly competitive economic environment, that the nonpublic records of the corporation are secret and confidential, and that the corporation would suffer material adverse financial consequences if competitors or other entities with which the corporation does business should gain access to nonpublic information contained in the records of the corporation; (ii) agrees that he will not, directly or indirectly, without the corporation's prior written consent, disclose any nonpublic information obtained from the records of the corporation to any party other than the shareholder's representative or personal financial advisor; and
(iii) agrees to instruct his representative and any personal financial advisor not to disclose, directly or indirectly, without the corporation's prior written consent, any such nonpublic information received and that no applicable professional-client privileges shall be waived. The corporation may also require any representative or personal financial advisor of a shareholder to sign a confidentiality agreement containing substantially the provisions described above as a condition precedent to inspection of the records of the corporation. As used herein, "nonpublic" information is all information other than: (a) what the corporation has filed with a governmental agency and which (i) was not designated as confidential, secret, proprietary, or the like and (ii) is generally open to public inspection in accordance with applicable laws, rules, and regulations; and (b) what the corporation has released to the press or other media for general publication.

                                   ARTICLE II
                                 Corporate Seal
                                 --------------

          Section 1. Corporate Seal. The corporate seal, if any, shall have inscribed thereon the name of the corporation. Said seal may be used by causing it or a facsimile thereof to be impressed or affixed or in any manner reproduced.


                                   ARTICLE III
                                  Shareholders
                                  ------------

         Section 1. Place of Meetings. All meetings of the shareholders shall be held at the principal business office of the corporation, except such meetings as the Board of Directors to the extent permissible by law expressly determines shall be held elsewhere, in which case such meetings may be held, upon notice thereof as herein provided, at such other place or places, within or without the State of Delaware, as said Board of Directors shall determine and as shall be stated in such notice; and, unless specifically prohibited by law, any meeting may be held at any place and time, and for any purpose if consented to in writing by all of the shareholders entitled to vote thereat.

         Section 2. Annual Meeting. An annual meeting of the shareholders shall be held on such day in the month of December each year, and at such time on that day, as shall be determined by the Board of Directors, at which time the shareholders shall elect directors to succeed those whose terms expire and transact such other business as may properly come before the meeting.

         Section 3. Special Meetings. Special meetings of the shareholders may be called by the Chairman of the Board (if any), the President, by the Board of Directors, or by the holders of such percentage and class(es) of outstanding shares as the Certificate of Incorporation may specifically permit, and shall be held on such date and at such time as the Chairman of the Board (if any), the President, or the Board of Directors shall fix.

         Section 4. No Shareholder Action Without a Meeting. Actions by the shareholders shall be taken only at annual or special meetings, and shareholders may not act by written consent. This Section may not be altered, amended, or repealed except by the vote of at least two-thirds of the full Board of Directors or by the holders of such percentage and class(es) of the issued and outstanding shares entitled to vote thereon as may be specifically provided for in the Certificate of Incorporation; and if not so specifically provided, then by a majority of the class(es) of shares entitled to vote for the election of directors.

         Section 5. Notice of Meetings. Written or printed notice stating the place, day, and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be given not less than ten nor more than sixty days before the date of the meeting, either personally or by mail, by or at the direction of the Board of Directors, the Chairman of the Board (if any), the President, or the Secretary, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail in a sealed envelope addressed to the shareholder at his address as it appears on the records of the corporation, with postage thereon prepaid.

         Section 6. Presiding Officials. Every meeting of the shareholders for whatever object, shall be convened (in the order shown, unless otherwise determined by resolution of the Board of Directors) by the Chairman of the Board (if any), or by the President, or by the officer who called the meeting by notice as above provided; but it shall be presided over by the officers specified elsewhere in these By-laws.

         Section 7. Waiver of Notice. Whenever any notice is required to be given under the provisions of these By-laws, the Certificate of Incorporation of the corporation, or any law, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before, at, or after the time stated therein, shall be deemed the equivalent of the giving of such notice. To the extent provided by law, attendance at any meeting shall constitute a waiver of notice of such meeting.

         Section 8. Business Transacted at Annual Meetings. At each annual meeting of the shareholders, the shareholders shall elect a Board of Directors to hold office until the next succeeding annual meeting, or, in the case of a classified Board of Directors, the shareholders shall elect Directors to fill those director positions the terms of which are set to expire at that annual meeting of shareholders; and they may transact such other business as may be desired, whether or not the same was specified in the notice of the meeting, unless the consideration of such other business without its having been specified in the notice of the meeting as one of the purposes thereof is prohibited by law, the corporation's Certificate of Incorporation, or any other provision of these By-laws.

         Section 9. Business Transacted at Special Meetings. Business transacted at all special meetings of the shareholders shall be confined to the purposes stated in the notice of such meetings, unless the transaction of other business is consented to by the holders of all of the outstanding shares of stock of the corporation entitled to vote thereat.

         Section 10. Quorum. Except as may be otherwise provided by law or by the Certificate of Incorporation, the holders of a majority of the voting shares issued and outstanding and entitled to vote for the election of directors, whether present in person or by proxy, shall constitute a quorum for the transaction of business at all meetings of the shareholders. Every decision of a majority in amount of shares of such quorum shall be valid as a corporate act, except in those specific instances in which a larger vote is required by law, by these By-laws, or by the Certificate of Incorporation. If, however, such quorum should not be present at any meeting, the shareholders present and entitled to vote shall have the power successively to adjourn the meeting, without notice other than announcement at the meeting, to a specified date not longer than ninety days after such adjournment. At any such adjourned meeting at which a quorum is present any business may be transacted which might have been transacted at the meeting of which the shareholders were originally notified. However, if the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, notice of the adjourned meeting shall be given in the manner otherwise provided herein to each shareholder of record entitled to vote at such adjourned meeting. Withdrawal of shareholders from any meeting shall not cause the failure of a duly constituted quorum at such meeting.

         Section 11. Proxies. At any meeting of the shareholders every shareholder having the right to vote shall be entitled to vote in person, or by vesting another person with authority to exercise the voting power of any or all of his stock by executing in writing any voting trust agreement, proxy, or any other type of appointment form or agreement, except as may be expressly limited by law or by the Certificate of Incorporation. Any copy, facsimile telecommunication, or other reliable reproduction of any writing referred to in this Section may be used in lieu of the original writing for any and all purposes for which the original writing could be used, provided that such copy, facsimile telecommunication, or other reproduction shall be a complete reproduction of the entire original writing. No proxy shall be valid after three years from the date of its execution, unless otherwise provided in the proxy.

         Section 12. Voting. Each shareholder shall have one vote (or such other number of votes as may be specifically provided) for each share of stock entitled to vote under the provisions of the Certificate of Incorporation which is registered in his name on the books of the corporation; in all elections of directors of the corporation, each share of stock entitled to vote shall be entitled to one vote as to each director to be elected by the holders thereof and no shareholder shall have the right to cast votes in the aggregate or to cumulate his votes for the election of any director, and cumulative voting of shares in elections of directors is hereby specifically negated. All elections for directors shall be determined by a plurality of the votes cast. All other matters, except as required by law or the Certificate of Incorporation, shall be determined by a majority of the votes cast. Any shareholder who is in attendance at a meeting of the shareholders either in person or by proxy, but who abstains from voting on any matter, shall not be deemed present or represented at such meeting for purposes of the preceding sentence with respect to such vote, but shall be deemed present or represented for all other purposes.

         The rights and powers of the holders of any class or series of preferred stock with respect to the election of directors shall be only as may be duly designated with respect to such class or series and as is consistent with the provisions of the Certificate of Incorporation.

         All elections of directors shall be by written ballot, unless otherwise provided in the Certificate of Incorporation.

         No person shall be permitted to vote any shares belonging to the corporation.

         Shares standing in the name of another corporation, domestic or foreign, may be voted by such officer, agent, or proxy as the by-laws of such corporation may prescribe, or, in the absence of such provision, as the board of directors of such corporation may determine.

         Shares standing in the name of a deceased person may be voted by his personal representative either in person or by proxy. Shares standing in the name of a conservator or trustee may be voted by such fiduciary, either in person or by proxy, but no conservator or trustee shall be entitled as such fiduciary to vote shares held by him without transfer of such shares into his name.

         Shares standing in the name of a receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name if authority to do so is contained in an appropriate order of the court by which such receiver was appointed.

         A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares transferred; provided, however, that if the pledgor in the transfer on the books of the corporation has expressly empowered the pledgee to vote the shares, only the pledgee, or his proxy, may represent any such shares.

         Shares standing in the names of two or more persons, whether fiduciaries, members of a partnership, joint tenants, tenants in common, tenants by the entirety, or otherwise, shall be represented or voted in accordance with
Section 217 of the Delaware General Corporation Law, as amended from time to time.

         Section 13. Registered Shareholders. The corporation shall be entitled to treat the holder of any share or shares of stock of the corporation, as recorded on the stock record or transfer books of the corporation, as the holder of record and as the holder and owner in fact thereof and, accordingly, shall not be required to recognize any equitable or other claim to or interest in such share(s) on the part of any other person, firm, partnership, corporation or association, whether or not the corporation shall have express or other notice thereof, save as is otherwise expressly required by law. The term shareholder as used in these By-laws means one who is a holder of record of shares of the corporation.

         Section 14. Shareholder Lists. A complete list of the shareholders entitled to vote at each meeting of the shareholders, arranged in alphabetical order, with the address of, and the number of voting shares held by each, shall be prepared by the officer of the corporation having charge of the stock transfer books of the corporation, and shall for a period of ten days prior to the meeting be kept on file either at the place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held, and shall at any time during ordinary business hours be subject to inspection by any shareholder. A similar or duplicate list shall also be produced and kept open for the inspection of any shareholder during the whole time of the meeting.

The original share ledger or transfer book, or a duplicate thereof kept in the State of Delaware, shall be prima facie evidence as to who are shareholders entitled to examine such list, ledger, or transfer book or to vote at any meeting of shareholders. Failure to comply with the foregoing shall not affect the validity of any action taken at any such meeting.

         Section 15. Removal of Directors. Except as otherwise provided in the Certificate of Incorporation or by law, the shareholders shall have the power by an affirmative vote of a majority of the outstanding shares then entitled to vote for the election of directors at any regular meeting or special meeting expressly called for that purpose, to remove any director from office with or without cause. Such meeting shall be held at any place prescribed by law or at any other place which may, under law, permissibly be, and which is, designated in the notice of the special meeting. If cumulative voting applies to the election of directors and if less than the entire Board is to be removed, no one of the directors may be removed if the votes cast against his removal would be sufficient to elect him if then cumulatively voted at an election of the entire Board of Directors.

         Section 16. Nomination of Directors. Nominations of persons for election to the Board of Directors of the corporation at a meeting of the shareholders may be made by or at the direction of the Board of Directors or may be made at a meeting of shareholders by any shareholder of the corporation entitled to vote for the election of directors at the meeting who complies with the procedures set forth in this Section. Such nominations, other than those made by or at the direction of the Board, shall be made by delivering timely notice in writing to the Secretary of the corporation. To be timely, a shareholder's notice shall be delivered to or mailed and received at the principal office of the corporation not less than one hundred twenty days nor more than one hundred eighty days prior to the anniversary of the previous year's Annual Meeting of Shareholders. To be valid, such shareholder's notice to the Secretary shall set forth: (a) as to each person whom the shareholder proposes to nominate for election or re-election as a director, (i) the name, age, business address, and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the number of shares of stock of the corporation that are beneficially owned by the person, and (iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (whether or not the provisions of such Regulation are then applicable to the corporation), provided, however, that nothing in this Section is intended to create or imply any obligation on the part of the corporation to include within the corporation's proxy solicitation materials, if any, any materials or information regarding persons nominated for election to the Board of Directors by shareholders of the corporation; and (b) as to the shareholder giving notice (i) the name and record address of the shareholder and (ii) the number of shares of stock of the corporation that are beneficially owned by the shareholder. The corporation may require any proposed nominee to furnish such other information as may be reasonably required by the Board of Directors to determine the eligibility of such proposed nominee to serve as director of the corporation. No person shall be eligible for election as a director of the corporation at a meeting of the shareholders unless nominated in accordance with the procedures set forth herein. The chairman of the meeting shall, if the facts warrant, determine and declare that a nomination was not made in accordance with the foregoing procedure, in which case the defective nomination shall be disregarded.

         Section 17. Proposals for Annual Meeting. Shareholder proposals intended for presentation at the annual meeting of shareholders must comply as respects time of submission, contents, and otherwise with Rule 14a-8 promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended from time to time (whether or not the provisions of Rule 14a-8 are then applicable to the corporation). Any shareholder proposal that is advisory or precatory in nature and which requests the Board of Directors to take any action shall require the affirmative vote of a majority of the shares entitled to vote for the election of directors in order for any resolution, shareholder referendum, or the like embodying such proposal to be adopted.

                                   ARTICLE IV
                                    Directors
                                    ---------

         Section 1. Qualifications and Number. Each director shall be a natural person who is at least eighteen years of age. A director need not be a shareholder, a citizen of the United States, or a resident of the State of Missouri unless required by law or the Articles of Incorporation.

         Unless and until changed, the number of directors to constitute the full Board of Directors shall be five (5). The Board of Directors, if, to the extent, and in such manner as may be permitted by the Certificate of Incorporation and by law, shall have the power to change the number of directors, in which case any notice required by law of any such change shall be duly given. If the power to change these by-law provisions concerning the number of directors is not granted to the Board of Directors, such power shall be exercised by such vote of the shareholders entitled to vote as may be required in the Certificate of Incorporation; and if no specific vote of the shareholders is required, then by a majority of the shareholders then entitled to vote.

         Section 2. Classification of the Board. Upon the initial election of directors of the corporation, if the Certificate of Incorporation then divides the Board of Directors into classes, or following the effective date of any amendment to the Certificate of Incorporation of the corporation dividing the Board of Directors into classes, the Board of Directors shall, at its next regular meeting or at a special meeting at which a quorum is present and voting, designate three (3) classes of directors. Each class shall be as nearly equal in number as may be, and shall be designated respectively Class A, Class B, and Class C.

         By resolution adopted by majority vote, each director shall be designated as a member of any one of Class A, Class B, or Class C, thereby effecting the initial designation of directors. The directors initially designated as Class A directors shall serve an initial term of one year, measured from the time of their most recent election by the shareholders, and thereafter Class A directors shall hold office for a term of three years. The directors initially designated as Class B directors shall serve an initial term of two years, measured from the time of their most recent election by the shareholders, and thereafter Class B directors shall hold office for a term of three years. The directors initially designated as Class C directors shall serve an initial term of three years, measured from the time of their most recent election by the shareholders, and thereafter Class C directors shall hold office for a term of three years.

         At the first annual meeting of shareholders held after the time when the Board of Directors has acted to initially designate the members of the Board of Directors as Class A, Class B, and Class C, and every third year thereafter, the shareholders of the corporation shall elect Class A directors, and the term of office of each shall be for three years. At the second annual meeting of shareholders held after the time when the Board of Directors has acted to so designate the members of the Board of Directors into classes, and every third year thereafter, the shareholders of the corporation shall elect Class B directors, and the term of office of each shall be three years. At the third annual meeting of shareholders held after the time when the Board of Directors has acted to so designate the members of the Board of Directors into classes, and every third year thereafter, the shareholders of the corporation shall elect Class C directors, and the term of office of each shall be for three years.

         Section 3. Powers of the Board. The property and business of the Corporation shall be managed by the directors, acting as a Board. The Board shall have and is vested with all and unlimited powers and authorities, except as may be expressly limited by law, the Certificate of Incorporation, or these By-laws, to do or cause to be done any and all lawful things for and on behalf of the corporation (including, without limitation, the declaration of dividends on the outstanding shares of the corporation and the payment thereof in cash, property or shares), and to exercise or cause to be exercised any or all of its powers, privileges and franchises, and to seek the effectuation of its objects and purposes.

         Section 4. Annual Meeting of the Board, Notice. Any continuing members and newly elected members of the Board shall meet: (i) immediately following the conclusion of the annual meeting of the shareholders for the purpose of electing officers and for such other purposes as may come before the meeting, and the time and place of such meeting shall be announced at the annual meeting of the shareholders by the chairman of such meeting, and no other notice to any continuing or newly elected directors shall be necessary in order to legally constitute the meeting, provided a quorum of the directors shall be present; or
(ii) if no meeting immediately following the annual meeting of shareholders is announced, at such time and place, either within or without the State of Delaware, as may be suggested or provided for by resolution of the shareholders at their annual meeting and no other notice of such meeting shall be necessary to newly elected directors in order to legally constitute the meeting, provided a quorum of the directors shall be present; or (iii) if not so suggested or provided for by resolution of the shareholders or if a quorum of the directors shall not be present, at such time and place as may be consented to in writing by a majority of any continuing and newly elected directors, provided that written or printed notice of such meeting shall be given to each of any continuing and newly elected directors in the same manner as provided in these By-laws with respect to the notice for special meetings of the Board, except that it shall not be necessary to state the purpose of the meeting in such notice; or (iv) regardless of whether or not the time and place of such meeting shall be suggested or provided for by resolution of the shareholders at the annual meeting, at such time and place as may be consented to in writing by all of any continuing and newly elected directors. Each director, upon his election, shall qualify by accepting the office of director, and his attendance at, or his written approval of the minutes of, any meeting of the Board that included newly elected directors shall constitute his acceptance of such office; or he may execute such acceptance by a separate writing, which shall be placed in the minute book.

         Section 5. Regular Meetings, Notice. Regular meetings of the Board may be held at such times and places either within or without the State of Delaware as shall from time to time be fixed by resolution adopted by a majority of the full Board of Directors. No notice of any regular meeting need be given other than by announcement at the immediately preceding regular meeting and communicated in writing to all absent directors; provided, however, that written notice of any regular meeting of the Board of Directors stating the place, day, and hour of such meeting shall be given if required by resolution adopted by the Board of Directors. Any business may be transacted at a regular meeting. Neither the business to be transacted at nor the purpose need be specified in any notice or waiver of notice of any regular meeting of the Board of Directors.

         Section 6. Special Meetings, Notice. Special meetings of the Board may be called at any time by the Chairman of the Board (if any), the President, or by one-third of the directors (rounded up to the nearest whole number). The place may be within or without the State of Delaware as designated in the notice.

         Written notice of each special meeting of the Board, stating the place, day, and hour of the meeting shall be given to each director at least two days before the date on which the meeting is to be held. The notice shall be given
(i) in the manner provided for in these By-laws or (ii) may be given telephonically, if confirmed promptly in writing, in which case the notice shall be deemed to have been given at the time of telephonic communication. The notice may be given by any officer directed to do so by any officer having authority to call the meeting or by the director(s) who have called the meeting.

         Neither the business to be transacted at nor the purpose need be specified in the notice or any waiver of notice of any special meeting of the Board of Directors.

         Section 7. Action in Lieu of Meetings. Unless otherwise restricted by the Certificate of Incorporation or these By-laws or by law, any action required to be taken at a meeting of the Board of Directors or any other action which may be taken at a meeting of the Board of Directors may be taken without a meeting if a consent in writing setting forth the action so taken shall be signed by all the directors entitled to vote with respect to the subject matter thereof. Any such consent signed by all the directors shall have the same effect as a unanimous vote and may be stated as such in any document describing the action taken by the Board of Directors.

         Section 8. Meetings by Conference Telephone or Similar Communications Equipment. Unless otherwise restricted by the Certificate of Incorporation or these By-laws or by law, members of the Board of Directors of the corporation, or any committee designated by such Board, may participate in a meeting of such Board or committee by means of conference telephone or similar communications equipment whereby all persons participating in the meeting can hear each other, and participation in a meeting in such manner shall constitute presence in person at such meeting.

         Section 9. Quorum. At all meetings of the Board a majority of the full Board of Directors shall, unless a greater number as to any particular matter is required by the Certificate of Incorporation or these By-laws, constitute a quorum for the transaction of business. The act of a majority of the directors present at any meeting at which there is a quorum, except as may be otherwise specifically provided by law, by the Certificate of Incorporation, or by these By-laws, shall be the act of the Board of Directors. A director who is in attendance at a meeting of the Board of Directors but who abstains from voting on a matter shall not be deemed present at such meeting for purposes of the preceding sentence with respect to such vote, but shall be deemed present at such meeting for all other purposes. Withdrawal by a director from any meeting at which a duly constituted quorum is present shall not cause the failure of the quorum.

         Less than a quorum may adjourn a meeting successively until a quorum is present, and no notice of adjournment shall be required.

         Section 10. Waiver of Notice; Attendance at Meeting. Any notice provided or required to be given to the directors may be waived in writing by any of them, whether before, at, or after the time stated therein.

         Attendance of a director at any meeting shall constitute a waiver of notice of such meeting except where the director attends for the express purpose, and so states at the opening of the meeting, of objecting to the transaction of any business because the meeting is not lawfully called or convened.

         Section 11. Vacancies. If the office of any director is or becomes vacant by reason of death, resignation, or due to an increase in the number of directors, a majority of the survivors or remaining directors, though less than a quorum, may appoint a director to fill the vacancy until a successor shall have been duly elected at a shareholders' meeting.

         Section 12. Executive Committee. The Board of Directors may, by resolution passed by a majority of the full Board, designate an executive committee, such committee to consist of two or more directors of the corporation. Such committee, except to the extent limited in said resolution, shall have and may exercise all of the powers of the Board of Directors in the management of the corporation. The members constituting the executive committee shall be determined from time to time by resolution adopted by a majority of the full Board; and any director may vote for himself as a member of the executive committee. In no event, however, shall the executive committee have any authority to amend the Certificate of Incorporation, to adopt any plan of merger or consolidation with another corporation or corporations, to recommend to the shareholders the sale, lease, exchange, mortgage, pledge, or other disposition of all or substantially all of the property and assets of the corporation if not made in the usual and regular course of its business, to recommend to the shareholders a voluntary dissolution of the corporation or a revocation thereof, to amend, alter, or repeal the By-laws of the corporation, to elect or remove officers of the corporation or members of the executive committee, to fix the compensation of any member of the executive committee, to declare any dividend, or to amend, alter, or repeal any resolution of the Board of Directors which by its terms provides that it shall not be amended, altered, or repealed by the executive committee.

         The executive committee shall keep regular minutes of its proceedings and the same shall be recorded in the minute book of the corporation. The Secretary or an Assistant Secretary of the corporation may act as secretary for the executive committee if the executive committee so requests.

         Section 13. Other Committees. The Board of Directors may, by resolution passed by a majority of the full Board, designate one or more standing or ad hoc committees, each committee to consist of two or more of the directors of the corporation and such other person(s) as may be appointed as advisory members under authority provided in the resolution. Each such committee, to the extent provided in the resolution and permitted by law, shall have and may exercise the power of the Board of Directors. The members constituting each such committee shall be determined from time to time by resolution adopted by a majority of the full Board; and any director may vote for himself as a member of any such committee.

         Each such committee shall, to the extent required by resolution of the Board of Directors (or, in the absence of any such resolution, to the extent a majority of its members determines is appropriate) keep minutes of its proceedings and the same shall be recorded in the minute book of the corporation. The Secretary or Assistant Secretary of the corporation may act as secretary for any such committee if the committee so requests.

         Section 14. Compensation of Directors and Committee Members. Directors and members of all committees shall receive such compensation for their services as may be determined from time to time by resolution adopted from time to time by the Board, as well as such expenses, if any, as may be allowed pursuant to resolution adopted from time to time by the Board. No such resolution shall be deemed voidable or invalid by reason of the personal or pecuniary interest of the directors or any director in adopting it. Nothing herein contained shall be construed to preclude any director or committee member from serving the corporation in any other capacity and receiving compensation therefor.

         Section 15. Protection of Director for Reliance on Corporate Records. No director shall be liable for dividends legally declared, distributions legally made to shareholders, or any other action taken in reliance in good faith upon financial statements of the corporation represented to him to be correct by the Chairman of the Board (if any), the President, or the officer of the corporation having charge of the books of account, or certified by an accountant to fairly represent the financial condition of the corporation; nor shall any such director be liable for determining in good faith the amount available for dividends or distributions by considering the assets to be of their book values.

                                    ARTICLE V
                                    Officers
                                    --------

         Section 1. Officers--Who Shall Constitute. The officers of the corporation shall be a President, one or more Vice Presidents, a Secretary, a Treasurer, one or more Assistant Secretaries, and one or more Assistant Treasurers. The Board shall elect or appoint a President and Secretary at its first meeting and at each annual meeting of the Board of Directors which shall follow the annual meeting of the shareholders. The Board then, or from time to time, may also elect or appoint one or more of the other prescribed officers as it shall deem advisable, but need not elect or appoint any officers other than a President and a Secretary. The Board may, if it desires, further identify or describe any one or more of such officers.

         An officer need not be a shareholder unless required by law or the Certificate of Incorporation. Any two or more of such offices may be held by the same person.

         An officer shall be deemed qualified when he enters upon the duties of the office to which he has been elected or appointed and furnishes any bond required by the Board; but the Board may also require of such person his written acceptance and promise faithfully to discharge the duties of such office.

         Section 2. Term of Office. Each officer of the corporation shall hold his office for the term for which he was elected, or until he resigns or is removed by the Board, whichever first occurs.

         Section 3. Appointment of Officers and Agents--Terms of Office. The Board from time to time may also appoint such other officers and agents for the corporation as it shall deem necessary or advisable. All appointed officers and agents shall hold their respective positions at the pleasure of the Board or for such terms as the Board may specify, and they shall exercise such powers and perform such duties as shall be determined from time to time by the Board, or by an elected officer empowered by the Board to make such determination.

         Section 4. Removal. Any officer or agent elected or appointed by the Board of Directors, and any employee, may be removed or discharged by the Board whenever in its judgment the best interests of the corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall not of itself create contract rights.

         Section 5. Salaries and Compensation. Salaries and compensation of all elected officers of the corporation shall be fixed, increased or decreased by the Board of Directors, but this power may, unless prohibited by law, be delegated by the Board to the Chairman of the Board (if any) or to the President (except as to their own compensation), or to a committee. Salaries and compensation of all other appointed officers and agents, and employees of the corporation, may be fixed, increased or decreased by the Board of Directors or a committee thereof, but until action is taken with respect thereto by the Board of Directors or a committee thereof, the same may be fixed, increased or decreased by the Chairman of the Board (if any), the President, or by such other officer or officers as may be empowered by the Board of Directors or a committee thereof to do so.

         Section 6. Delegation of Authority to Hire, Discharge, Etc. The Board, from time to time, may delegate to the Chairman of the Board (if any), the President, or any other officer or executive employee of the corporation, authority to hire, discharge, and fix and modify the duties, salary, or other compensation of employees of the corporation under their jurisdiction; and the Board may delegate to such officer or executive employee similar authority with respect to obtaining and retaining for the corporation the services of attorneys, accountants, and other experts.

         Section 7. The President. The President shall be the chief executive officer of the corporation. Except as otherwise provided for in these By-laws, the President shall preside at all meetings of the Shareholders and Directors. The President shall have general and active management of the business of the corporation and shall carry into effect all directions and resolutions of the Board.

         The President may execute all bonds, notes, debentures, mortgages and other contracts requiring a seal to be affixed thereto, and all other instruments for and in the name of the corporation.

         The President, when authorized to do so by the Board, may execute powers of attorney from, for, and in the name of the corporation, to such proper person or persons as he may deem fit, in order that thereby the business of the corporation may be furthered or action taken as may be deemed by him necessary or advisable in furtherance of the interests of the corporation.

         The President, except as may be otherwise directed by the Board, shall be authorized to attend meetings of shareholders of other corporations to represent this corporation thereat and to vote or take action with respect to the shares of any such corporation owned by this corporation in such manner as he shall deem to be for the interest of the corporation or as may be directed by the Board.

         The President shall, unless the Board otherwise provides, be ex officio a member of all standing committees. The President shall have such general (and concurrent) executive powers and duties of supervision and management as are usually vested in the office of the chief executive of a corporation.

         The President shall have such other or further duties and authority as may be prescribed elsewhere in these By-laws or from time to time by the Board of Directors, and the Board may from time to time divide the responsibilities, duties, and authority between them to such extent as it may deem advisable.

         Section 8. Vice Presidents. The Vice Presidents, in the order of their seniority as determined by the Board, shall, in the absence, disability or inability to act of the President, perform the duties and exercise the powers of the President, and shall perform such other duties as the Board of Directors shall from time to time prescribe.

         Section 9. The Secretary and Assistant Secretaries. The Secretary shall attend all meetings of the Board and except as otherwise provided for in these By-laws, all meetings of the shareholders, and shall record or cause to be recorded all votes taken and the minutes of all proceedings in a minute book of the corporation to be kept for that purpose. The Secretary shall perform like duties for the executive and other standing committees when requested by the Board or such committee to do so.

         The Secretary shall have the principal responsibility to give, or cause to be given, notice of all meetings of the shareholders and of the Board of Directors, but this shall not lessen the authority of others to give such notice as is authorized elsewhere in these By-laws.

         The Secretary shall see that all books, records, lists and information, or duplicates, required to be maintained at the registered office or at some office of the corporation in Delaware, or elsewhere, are so maintained.

         The Secretary shall keep in safe custody the seal of the corporation, and when duly authorized to do so, shall affix the same to any instrument requiring it, and when so affixed, shall attest the same by his signature.

         The Secretary shall perform such other duties and have such other authority as may be prescribed elsewhere in these By-laws or from time to time by the Board of Directors or the President, under whose direct supervision the Secretary shall be.

         The   Secretary   shall   have   the   general   duties,   powers   and
responsibilities of a Secretary of a corporation.

         The Assistant Secretaries, in the order of their seniority, in the absence, disability, or inability to act of the Secretary, shall perform the duties and exercise the powers of the Secretary, and shall perform such other duties as the Board may from time to time prescribe.

         Section 10. The Treasurer and Assistant Treasurers. The Treasurer shall have responsibility for the safekeeping of the funds and securities of the corporation, and shall keep or cause to be kept full and accurate accounts of receipts and disbursements in books belonging to the corporation. The Treasurer shall keep, or cause to be kept, all other books of account and accounting records of the corporation, and shall deposit or cause to be deposited all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the Board of Directors.

         The Treasurer shall disburse, or permit to be disbursed, the funds of the corporation as may be ordered, or authorized generally, by the Board and shall render to the chief executive officer of the corporation and the directors, whenever they may require it, an account of all his transactions as Treasurer and of those under his jurisdiction, and of the financial condition of the corporation.

         The Treasurer shall perform such other duties and shall have such other responsibility and authority as may be prescribed elsewhere in these By-laws or from time to time by the Board of Directors.

         The Treasurer shall have the general duties, powers and responsibility of a Treasurer of a corporation, and shall be the chief financial and accounting officer of the corporation.

         If required by the Board, the Treasurer shall give the corporation a bond in a sum and with one or more sureties satisfactory to the Board for the faithful performance of the duties of his office, and for the restoration to the corporation, in the case of his death, resignation, retirement, or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control which belong to the corporation.

         The Assistant Treasurers in the order of their seniority shall, in the absence, disability or inability to act of the Treasurer, perform the duties and exercise the powers of the Treasurer, and shall perform such other duties as the Board of Directors shall from time to time prescribe.

          Section 11. Bond. At the option of the Board of Directors, any officer may be required to give bond for the faithful performance of his duties.

         Section 12. Checks and Other Instruments. All checks, drafts, notes, acceptances, bills of exchange and other negotiable and non-negotiable instruments and obligations for the payment of money, and all contracts, deeds, mortgages, and all other papers and documents whatsoever, unless otherwise provided for by these By-laws, shall be signed by such officer or officers or such other person or persons and in such manner as the Board of Directors from time to time shall designate. If no such designation is made, and unless and until the Board otherwise provides, the Chairman of the Board (if any) or the President and the Secretary, or the Chairman of the Board (if any) or the President and the Treasurer, shall have power to sign all such instruments for, and on behalf of and in the name of the corporation, which are executed or made in the ordinary course of the corporation's business.

         Section 13. Duties of Officers May be Delegated. If any officer of the corporation shall be absent or unable to act, or for any other reason the Board may deem sufficient, the Board may delegate, for the time being, some or all of the functions, duties, powers and responsibilities of any officer to any other officer, or to any other agent or employee of the corporation or other responsible person, provided a majority of the then sitting Board concurs therein.

                                   ARTICLE VI
                                 Shares of Stock
                                 ---------------

         Section 1. Payment for Shares of Stock. The corporation shall not issue shares of stock except for (i) cash received, (ii) labor done or services actually received, (iii) real property or personal property actually received,
(iv) leases of real property, or (v) a combination thereof; provided, however, that shares may also be issued (vi) in consideration of the cancellation of valid bona fide antecedent debts, (vii) as stock dividends, (viii) pursuant to stock splits, reverse stock splits, stock combinations, reclassifications of outstanding shares into shares of another class or classes, exchanges of outstanding shares for shares of another class or classes, or (ix) other bona fide changes respecting outstanding shares. Notwithstanding the foregoing, so long as the corporation receives aggregate consideration in the forms specified in subclauses (i) through (v) above in an amount equal to the par value or stated value allocated to capital of the shares issued, it may accept a binding obligation from a subscriber or purchaser for the balance of the consideration due for such shares. The corporation may also issue partly paid shares pursuant to the provisions of Section 156 of the Delaware General Corporation Law, as amended from time to time.

         Section 2. Certificates for Shares of Stock. The certificates for shares of stock of the corporation shall be numbered, shall be in such form as may be prescribed by the Board of Directors in conformity with law, and shall be entered in the stock books of the corporation as they are issued, and such entries shall show the name and address of the person, firm, partnership, corporation, or association to whom each certificate is issued. Each certificate shall have printed, typed, or written thereon the name of the person, firm, partnership, corporation, or association to whom it is issued, and number of shares represented thereby and shall be signed by the Chairman of the Board (if any) or the President or a Vice President, and the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary of the corporation and sealed with the seal of the corporation, which seal may be facsimile, engraved or printed. If the corporation has a registrar, a transfer agent, or a transfer clerk who actually signs such certificates, the signature of any of the other officers above mentioned may be facsimile, engraved, or printed. In case any such officer who has signed or whose facsimile signature has been placed upon any such certificate shall have ceased to be such officer before such certificate is issued, such certificate may nevertheless be issued by the corporation with the same effect as if such officer were an officer at the date of its issue.

         Section 3. Lost or Destroyed Certificates. In case of the loss or destruction of any certificate for shares of stock of the corporation, upon due proof of the registered owner thereof or his representative, by affidavit of such loss or otherwise, the Chairman of the Board (if any) or the President and Secretary may issue a duplicate certificate or replacement certificate in its place, upon the corporation being fully indemnified therefor. Any such officer may request the posting of an indemnity bond in favor of the corporation whenever and to the extent that they deem appropriate as a precondition to the issuance of any duplicate or replacement certificate.

         Section 4. Transfers of Shares, Transfer Agent, Registrar. Transfers of shares of stock shall be made on the stock record or transfer books of the corporation only by the person named in the stock certificate, or by his attorney lawfully constituted in writing, and upon surrender of the certificate therefor. The stock record book and other transfer records shall be in the possession of the Secretary (or other person appointed and empowered by the Board to do so) or of a transfer agent or clerk for the corporation. The corporation, by resolution of the Board, may from time to time appoint a transfer agent, and, if desired, a registrar, under such arrangements and upon such terms and conditions as the Board deems advisable; but until and unless the Board appoints some other person, firm, or corporation as its transfer agent (and upon the revocation of any such appointment, thereafter until a new appointment is similarly made) the Secretary of the corporation (or other person appointed and empowered by the Board) shall be the transfer agent or clerk of the corporation, without the necessity of any formal action of the Board, and the Secretary or other person shall perform all of the duties thereof.

         Section 5. Record Date. The Board of Directors shall have the power to fix in advance a date not exceeding sixty days preceding nor less than ten days preceding the date of any meeting of shareholders, or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of shares shall go into effect, as a record date for the determination of the shareholders entitled to notice of, and to vote at, the meeting or any adjournment thereof, or entitled to receive payment of the dividends, or entitled to the allotment of rights, or entitled to exercise the rights in respect of the change, conversion, or exchange of shares. In such case, only the shareholders who are shareholders of record on the record date so fixed shall be entitled to such notice of, and to vote at, the meeting, and any adjournment thereof (unless the Board of Directors fixes a new record date with respect to the adjournment), or to receive payment of the dividend, or to receive the allotment of rights, or to exercise the rights, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the date of closing of the transfer books or the record date fixed as aforesaid. If the Board of Directors does not set a record date for the determination of the shareholders entitled to notice of, and to vote at, the meeting and any adjournment of the meeting, the record date shall be the close of business on the day next preceding the day on which notice is given; except that, if prior to the meeting written waivers of notice of the meeting are signed and delivered to the corporation by all of the shareholders of record at the time the meeting is convened, only the shareholders who are shareholders of record at the close of business on the day next preceding the day on which the meeting is held shall be entitled to vote at the meeting and at any adjournment of the meeting. If the Board of Directors does not set a record date with respect to any dividend, allotment of rights, or exercise of rights in respect of the change, conversion, or exchange of shares, the record date for such purpose shall be the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

         The record date for actions taken by consent of the shareholders shall be determined in accordance with Section 213(b) of the Delaware General Corporation Law, as amended from time to time.

         Section 6. Fractional Share Interests or Scrip. The corporation may issue fractions of a share and it may issue a certificate for a fractional share, or by action of the Board of Directors, the corporation may issue in lieu thereof it may issue scrip or other evidence of ownership which shall entitle the holder to receive a certificate for a full share upon the surrender of such scrip or other evidence of ownership aggregating a full share. A certificate for a fractional share shall (but scrip or other evidence of ownership shall not, unless otherwise provided by resolution of the Board of Directors) entitle the holder to all of the rights of a shareholder, including without limitation the right to exercise any voting right, or to receive dividends thereon or to participate in any of the assets of the corporation in the event of liquidation. The Board of Directors may cause such scrip or evidence of ownership (other than a certificate for a fractional share) to be issued subject to the condition that it shall become void if not exchanged for share certificates before a specified date, or subject to the condition that the shares for which such scrip or evidence of ownership is exchangeable may be sold by the corporation and the proceeds thereof distributed to the holders of such scrip or evidence of ownership, or subject to any other condition which the Board of Directors may deem advisable.

                                   ARTICLE VII
                                 Indemnification
                                 ---------------

         Section 1. Third Party Actions. The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director or officer of the corporation, or is or was serving at the request of the corporation as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise, against expenses, including attorney fees, judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit, or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

         Section 2. Actions By or in the Right of the Corporation. The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director or officer of the corporation, or is or was serving at the request of the corporation as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise against expenses, including attorney fees and amounts paid in settlement, actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification shall be made in respect of any claim, issue, or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the corporation unless and only to the extent that the court in which such action or suit was brought determines upon application that, despite the adjudication of liability and in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court shall deem proper.

         Section 3. Indemnity if Successful. To the extent that a director, officer, employee, or agent of the corporation has been successful on the merits or otherwise in defense of any action, suit, or proceeding referred to in Sections 1 and 2 of this Article, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorney fees) actually and reasonably incurred by him in connection with the action, suit, or proceeding.

         Section 4. Standard of Conduct. Any indemnification under Sections 1 and 2 of this Article (unless ordered by a court) shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director or officer is proper in the circumstances because he has met the applicable standard of conduct set forth in this Article. The determination shall be made (i) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit, or proceeding, or (ii) if such a quorum is not obtainable, or, even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (iii) by the shareholders by majority vote of the shares eligible to vote for directors and actually voted, where shares held by the individual about whom such indemnification is at issue shall not be eligible to vote.

         Section 5. Expenses. Expenses incurred in defending a civil or criminal action, suit, or proceeding may be paid by the corporation in advance of the final disposition of the action, suit, or proceeding as authorized by the Board of Directors in the specific case upon receipt of an undertaking by or on behalf of the director or officer to repay such amount unless it shall ultimately be determined that he is entitled to be indemnified by the corporation as authorized in this Article.

         Section 6. Nonexclusivity. The indemnification provided by this Article shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under the Certificate of Incorporation, these By-laws, or any agreement, vote of the shareholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director or officer and shall inure to the benefit of the heirs, personal representatives, and administrators of such a person.

         Section 7. Further Indemnity Permissible. The corporation shall have the power to give further indemnity, in addition to the indemnity authorized or contemplated under the various sections of this Article, including Section 6 hereof, to any person who is or was a director, officer, employee, or agent, or to any person who is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, provided such further indemnity is either
(i) authorized, directed, or provided for in the Certificate of Incorporation of the corporation or a duly adopted amendment thereof or (ii) authorized, directed, or provided for in these By-laws or in any agreement of the corporation which has been adopted by the shareholders of the corporation, and provided further that no such indemnity shall indemnify any person from or on account of such person's conduct which has been finally adjudged to have been knowingly fraudulent, deliberately dishonest, or willful misconduct. Nothing in this Section 7 shall be deemed to limit the power of the corporation under
Section 6 of this Article to enact By-laws or to enter into agreements without shareholder adoption of the same.

         Section 8. Insurance. The corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under the provisions of this Article.

         Section 9. Corporation. For the purpose of this Article, references to "the corporation" include all constituent corporations absorbed in a consolidation or merger as well as the resulting or surviving corporation so that any person who is or was a director or officer of such a constituent corporation or is or was serving at the request of such constituent corporation as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise shall stand in the same position under the provisions of this Article with respect to the resulting or surviving corporation as he would if he had served the resulting or surviving corporation in the same capacity.

         Section 10. Other Definitions. For purposes of this Article, the term "other enterprise" shall include without limitation employee benefit plans; the term "fines" shall include without limitation any excise taxes assessed on a person with respect to an employee benefit plan; and the term "serving at the request of the corporation" shall include without limitation any service as a director, officer, employee, or agent of the corporation which imposes duties on, or involves services by, such director, officer, employee, or agent with respect to an employee benefit plan, its participants, or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the corporation" as referred to in this Article.

         Section 11. Indemnity for Agents and Employees. The corporation may, by resolution duly adopted by a majority of the disinterested members of the Board of Directors, grant such indemnity rights and reimbursement for such expenses as it determines to be appropriate to any person who was or is a party to any threatened, pending, or completed action or suit, whether civil, criminal, administrative, or investigative, including any action by or in the right of the corporation, by reason of the fact that such person is or was an agent or employee of the corporation, or is or was serving as an agent or employee, at the request of the corporation, of another corporation, partnership, joint venture, trust, or other enterprise. Any such grant of indemnification shall be only to the extent so provided in the resolution granting indemnification, but shall, in no event, be greater than the rights of indemnification and reimbursement of expenses granted to directors and officers of this corporation.

                                  ARTICLE VIII
                               General Provisions
                               ------------------

         Section 1. Fixing of Capital, Transfers of Surplus. Except as may be specifically otherwise provided in the Certificate of Incorporation, the Board of Directors is expressly empowered to exercise all authority conferred upon it or the corporation by any law or statute, and in conformity therewith, relative to:

         The determination of what part of the consideration received for shares of the corporation shall be capital;

         Increasing capital;

         Transferring surplus to capital;

         The consideration to be received by the corporation for its shares; and

         All similar or related matters;

provided that any concurrent action or consent by or of the corporation and its shareholders required to be taken or given pursuant to law shall be duly taken or given in connection therewith.

         Section 2. Dividends. Ordinary dividends upon the shares of the corporation, subject to the provisions of the Certificate of Incorporation and applicable law, may be declared by the Board of Directors at any regular or special meeting. Dividends may be paid in cash, in property, or in shares of its stock.

         Liquidating dividends or dividends representing a distribution of paid-in surplus or a return of capital shall be made only when and in the manner permitted by law.

         Section 3. Creation of Reserves. Before the payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their reasonable discretion, think proper as a reserve fund or funds, to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purposes as the Board of

Directors shall determine in the best interests of the corporation, and the Board may abolish any such reserve in the manner in which it was created.

         Section 4. Fiscal Year. The Board of Directors shall have the paramount power to fix, and from time to time, to change, the fiscal year of the corporation. In the absence of action by the Board of Directors, however, the fiscal year of the corporation shall be determined and signified by the filing of the Corporation's first federal income tax return, and shall so continue until such time, if any, as the fiscal year shall be changed by the Board of Directors.

         Section 5. Notices. Except as otherwise specifically provided herein with respect to notice to shareholders or otherwise, or as otherwise required by law, all notices required to be given by any provision of these By-laws shall be in writing and shall be deemed to have been given: (i) when received if delivered in person; (ii) on the date of acknowledgment or confirmation of receipt if sent by telex, facsimile, or other electronic transmission; (iii) one day after delivery, properly addressed and fees prepaid, to a reputable courier for same day or overnight delivery; or (iv) two days after being deposited, properly addressed and postage prepaid, in the United States mail.

         Section 6. Amendments to By-laws. The By-laws of the corporation may from time to time be repealed, amended or altered, or new and/or restated By-laws may be adopted, in either of the following ways:

         By such vote of the shareholders entitled to vote at any annual or special meeting thereof as may be required by the Certificate of Incorporation, and if there is no such specific requirement, then by the vote of a majority of said shareholders; or

         By resolution adopted by the Board of Directors if such power shall have been vested in the Board of Directors by the Certificate of Incorporation; provided, however, that such power shall be exercisable only by such number or percentage of the Directors as is required by the Certificate of Incorporation, and if there is no such specific requirement, then by a majority of the Board of Directors. Notwithstanding the foregoing, the Board of Directors shall not have the power to suspend, repeal, amend or otherwise alter the By-laws or portion thereof enacted by the shareholders if at the time of such enactment or thereafter the shareholders shall so expressly provide.

                          -----------------------------

                                   CERTIFICATE

         We, the undersigned, hereby certify that we acted as Chairman and Secretary, respectively, of a meeting of the Board of Directors of First Commercial Bancorp, Inc. held on the 24th day of September, 1996 at which the foregoing Amended and Restated By-laws were duly adopted as and for the By-laws of said corporation, and hereby further certify that the foregoing constitute the By-laws of said corporation.

         Dated this 24th day of September, 1996.

                                              /s/Donald W. Williams
                                              -----------------------
                                              Donald W. Williams
                                              Chairman of the Meeting

                                              /s/James E. Culleton
                                              -----------------------
                                              James E. Culleton
                                              Secretary of the Meeting