Form 10-K405
period 1996-12-31
FIRST COMMERCIAL BANCORP INC
filed 1997-03-26
CIK 315547

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)                                            FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________
                           Commission File No. 0-9477
                               -------------------

                         FIRST COMMERCIAL BANCORP, INC.
             (Exact Name of registrant as specified in its charter)
                               Delaware 94-2683725
(State or other jurisdiction of incorporation or organization)
                      (I.R.S. Employer Identification No.)

                 865 Howe Avenue, Sacramento, California, 95825
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (916) 641-3288
                           --------------------------
               Securities registered pursuant to Section 12(b) of
the Act:

                                               Name of each exchange
           Title of each class                 on which registered
           -------------------                 -------------------
                None                            N/A
                  Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, Par Value of $12.50
                                (Title of class)
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the Common Stock on the NASDAQ Small Cap Market System on March 14, 1997, was $3,176,345. For purposes of this computation, officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the Registrant.

         At March 18, 1996 there were 845,779 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 (Annual Report) are incorporated by reference into Parts I and II.

                                     PART I

Item 1.  Business
-----------------

     General. First Commercial Bancorp, Inc. (the Company or FCB) is a Sacramento, California-based bank holding company incorporated in Delaware. FCB conducts its business through its sole subsidiary, First Commercial Bank, a California state chartered bank (the Bank) which commenced operations in 1979. The Bank operates a commercial banking business through its headquarters office in Sacramento and five branch offices located, in Roseville (two branches), San Francisco, Concord and Campbell, California. At December 31, 1996, the Company had $153.0 million in total assets, $94.5 million in total loans, net of unearned discount, $136.1 million in total deposits, and $6.3 million in total stockholders' equity. This compares to $169.5 million in total assets, $74.0 million in total loans, net of unearned discount, $156.2 million in total deposits, and $3.6 million in total stockholders' equity at December 31, 1995.
     In December 1996, FCB implemented a reverse stock split, whereby each 125 shares of outstanding common stock were converted into one share of common stock. For consistency, the number of shares and per share data referred to throughout this Report on Form 10-K were restated to give effect to the reverse split, except with respect to Item 4, where actual vote counts are reported.
     The Bank offers a broad range of commercial and personal banking services, including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. The Bank's lending services include commercial and industrial, agricultural, real estate construction and development, residential real estate and consumer loans. Other financial services include credit-related insurance, automatic teller machines and safe deposit boxes.
     FCB grew substantially during the 1980s, primarily through the acquisition of 13 branches from California Canadian Bank and the acquisition of Citizens
Bank of  Roseville.  Between  1988 and 1992,  the  Company  focused  its lending activities on real estate construction loans and loans to small- and medium-sized businesses. FCB funded a substantial portion of its lending activities through deposits from title insurance and escrow companies, and from small- to medium-sized businesses. By December 31, 1993, FCB's total assets had reached $349.8 million. Included in this were $83.7 million of real estate construction and real estate secured loans, which represented 42.9% of the loan portfolio. This asset growth was funded by $323.8 million of deposits, of which $86.5 million, or 26.7% were title and escrow accounts. This focused lending and deposit generation strategy involved certain risks which has contributed significantly to FCB's financial performance.
     The downturn in the California economy during the late 1980's and early 1990's, particularly related to the real estate market, led to significant asset quality problems. As a result, FCB reported losses of $3.5 million, $7.3 million, $18.2 million and $7.4 million for the years ended December 31, 1992, 1993, 1994 and 1995, respectively. These substantial losses, and the related asset quality problems, caused regulatory authorities to place FCB and the Bank under a Memorandum of Understanding (MOU) and under certain regulatory orders (Orders), respectively, which placed significant restrictions on their operations, including restrictions on the payment of dividends, requirements for the attainment of specified capital levels and reductions of classified assets. As a result of the recapitalization discussed below, combined with numerous other actions which have been taken by the Company, the MOU and Orders have been terminated, and, accordingly, FCB and the Bank no longer operate under these restrictions. Although FCB incurred a loss of $570,000 for the year ended December 31, 1996, this loss was comprised of a loss of $1.16 million during the first quarter of 1996, followed by net income of $590,000 during the remainder of 1996.

     Recapitalization and Financial Restructuring. As a result of its continuing losses, by June 30, 1995, FCB's leverage capital ratio had decreased to (.23)%, reflecting its negative capital position, and the Bank's leverage capital ratio had decreased to 1.08%. The Bank's capital level caused it to be classified as "critically undercapitalized" for regulatory purposes, subjecting it to the Prompt Corrective Action (PCA) provisions of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and requiring it to seek additional capital or face the possible imposition of a conservatorship or receivership within 90 days. As a result, as of June 30, 1995, FCB and the Bank entered into a Stock

Purchase Agreement with First Banks, Inc. (First Banks) and Mr. James F. Dierberg, President and Chief Executive Officer of First Banks. Pursuant to the Stock Purchase Agreement, Mr. Dierberg provided interim financing for the Bank in the form of a purchase of $1.5 million of nonvoting preferred stock. On August 7, 1995, FCB entered into an Amended and Restated Stock Purchase Agreement (the Amended Agreement) with First Banks and Mr. Dierberg. The Amended Agreement, and subsequent agreements entered into with First Banks, resulted in a series of transactions as follows:

       a. On August 22, 1995, First Banks acquired the Bank preferred stock from Mr. Dierberg for $1.5 million.
       b. On August 23, 1995, First Banks purchased 116,666,666 shares of Bank common stock for an additional $3.5 million.
       c. On October 31, 1995, First Banks purchased a convertible debenture of FCB for $1.5 million, the proceeds of which were used to increase the capital of the Bank.
       d. Following the completion of a Special Stockholders' Meeting on December 27, 1995, the shares of Bank preferred stock and Bank common stock held by First Banks were exchanged for 400,000 shares of FCB common stock. In addition, First Banks purchased a convertible debenture of FCB for $5.0 million, the proceeds of which, except for $250,000 retained by FCB, were contributed to the capital of the Bank.
       e. On December 28, 1995, First Banks purchased an additional 120,000 shares of FCB common stock for $1.5 million, the proceeds of which were used to increase the capital of the Bank.

     On February 16, 1996, after its Amended Registration Statement was declared effective by the Securities and Exchange Commission, FCB commenced an offering of an aggregate of 477,520 shares of newly-issued common stock (Rights Offering). The Rights Offering was composed of: (a) an offering to its existing shareholders, other than First Banks, of 400,000 shares at $12.50 per share; (b) an offering to individuals who were not shareholders of FCB of a maximum of 80,000 of the shares available in the Rights Offering which were not otherwise subscribed; and (c) an offering of 77,520 shares in exchange for certain outstanding dividend obligations and accrued interest thereon of FCB. The Rights Offering was completed during the second quarter of 1996 and approximately 288,720 shares were issued in exchange for $2.97 million in cash and $643,000 in outstanding dividend obligations. The Rights Offering provided $3.22 million of capital to FCB, net of underwriting expenditures of $373,000. As a result of the Rights Offering, First Banks' ownership was reduced to 61.46% prior to the conversion of the debentures, or 77.24% if the debentures had been converted as of December 31, 1996.
     The proceeds from these transactions, net of amounts retained by the parent company for corporate expenses and certain offering expenses incurred in the above transactions, were used to increase the capital of the Bank. The leverage ratios of FCB and the Bank as of December 31, 1996 have increased to 4.25% and 8.87%, respectively. Although FCB continues to be considered "significantly undercapitalized" for regulatory purposes, the Bank is currently considered "well capitalized."
     In December 1996, FCB's Board of Directors elected to implement an accounting change which is referred to as a "quasi-reorganization." This is an accounting procedure which results in restating the carrying values of the Company's assets and liabilities to their current fair values, and eliminating the deficit which had accumulated in previous years. The Company concluded the quasi-reorganization established a more appropriate basis upon which to evaluate the financial position and results of operations. The implementation, which was effective on December 31, 1996, did not have a significant impact on the financial position or results of operations of FCB.

     Economic Trends. The Bank's business and consumer customers are located in Northern California. During the early 1990's, this area experienced a significant economic downtown which particularly affected the real estate sector. This recession was the result of a number of factors, but was exacerbated and prolonged by the effects of military base closures and reductions in the U.S. Department of Defense spending budgets. Mather Air Force Base and the Sacramento Army Depot have been closed in the Sacramento region while the Oakland-Alameda Naval Yard, Mare Island Naval Shipyard and the Presidio in the San Francisco Bay Area are all scheduled for closure. McClellan

Air Force Base in Sacramento also has been placed on a list of the bases which are to be closed by the Federal government. During 1994, McClellan Air Force Base employed approximately 11,000 people residing in the greater Sacramento area.
     The unemployment driven by military base closures and defense spending cut-backs have lowered consumer confidence, deterred business expansion and lowered real estate values.
     Declining California property values had an adverse effect on the Company's operations since 1991 because a significant amount of the Bank's loans are secured by real estate. During the last part of 1994 and continuing into 1996, the Northern California region appears to have experienced a slight economic recovery. At December 31, 1996, the unemployment rate for the Sacramento and San Francisco Bay Area regions had improved to 5.0% and 3.4%, respectively, from 7.1% and 6.0% at December 31, 1993, respectively.

     Market Area and Customer Base. The Bank focuses on marketing a full range of financial services to its business and consumer customers in the metropolitan areas of California where its six offices are located. The Bank's business customer base is diversified in the areas of manufacturing, service industries, wholesale and retail trade, transportation and real estate construction.
     The commercial banking activities of the Bank are directed toward developing and supporting small to medium-sized businesses within the Bank's service area, by providing a full range of financial services. The Bank also markets its financial services to individuals in order to develop core deposits and additional sources of noninterest income.

     Lending Activities. Lending activities are conducted pursuant to a written loan policy which has been adopted by the Bank. Each loan officer has a defined lending authority and loans made by each such officer must be reviewed by a loan committee of the Bank or Bank's board of directors depending upon the amount of the loan request.
     Generally, loans are limited to borrowers residing or doing business in the market area of the Bank. The Bank's policy is to meet the quality loan demand and credit needs of its local community before it considers the purchase of loan participations, including loan participations with affiliates of First Banks.
     The Company offers the following types of loans: commercial, real estate construction and development, commercial and residential real estate, consumer and installment loans. The loan portfolio composition for the five years ended December 31, 1996 is included on page 10 of the Annual Report and is incorporated herein by reference. For additional loan portfolio and related credit risk information, see "Management's Discussion and Analysis - Lending and Credit Management", on page 9 through 13 of the Annual Report.

     Investments . The Bank has established a written investment policy which is reviewed annually. The investment policy identifies investment criteria and states specific objectives in terms of risk, interest rate sensitivity, and liquidity. Among the criteria the investment policy directs the management of the Bank to consider are the quality, term, and marketability of the securities acquired for their respective investment portfolios. The Bank does not engage in the practice of trading securities for the purpose of generating portfolio gains. The investment portfolio composition is included on page 25 of the Annual Report and is incorporated herein by reference. See also "Management's Discussion and Analysis - Investment Securities, Interest Rate Risk and Liquidity" on page 13 through 15 of the Annual Report.

     Deposits. The Bank primarily obtains deposits from three sources: individuals, businesses with whom it has established a banking relationship and local government agencies. The Bank has a diversified deposit base. A mix of demand and other deposits associated with the Bank's lending relationship is supplemented by retail deposits generated by the Bank's northern California branch network. At December 31, 1996, the Bank had no brokered or telemarketing deposits, significant volatile liabilities, or escrow or title industry deposits. A table summarizing the distribution of the Company's deposit accounts and the weighted average nominal interest rates on each category of deposits for the three years ending December 31, 1996 is included on page 13 of the Annual Report and is incorporated herein by reference. See "Management's Discussion and

Analysis - Liquidity" on page 14 through 15 of the Annual Report, incorporated herein by reference, for additional information regarding the Bank's deposits.

     Competition . In California and in the Bank's primary service area, major banks dominate the commercial and retail banking industry. Among the advantages which these banks may have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand. By virtue of their larger capital bases, such institutions have substantially greater lending limits than the Bank and perform certain functions, including trust services and international banking services, which are not presently offered directly by the Bank but are offered indirectly by the Bank through correspondent institutions. The Bank also competes for loans and deposits with savings and loan associations, finance companies, money market funds, brokerage houses, credit unions and non-regulated financial institutions.
     In order to compete with other financial institutions in its primary service area, the Bank relies principally upon direct personal contact by directors, officers, employees, stockholders, and specialized promotion-oriented services representatives.
     From time to time, legislation is proposed or enacted which has the effect of increasing the cost of doing business, limiting permissible activities or affecting the competitive balance between banks and other financial institutions. It is impossible to predict the competitive impact these and other changes in legislation will have on commercial banking in general or on the business of the Bank in particular.

Supervision and Regulation

General
     The Company and the Bank are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.
     The Company is a registered bank holding company under the Bank Holding Company Act (BHC Act), and, as such, is subject to regulation, supervision and examination by the Board of Governors of the FRB. The Company's majority stockholder, First Banks, is also a registered bank holding company and is subject to the regulation and supervision of the FRB. The Company is required to file annual reports with the FRB and provide the FRB such additional information as they may require.
     The Bank, as a California state-licensed bank, is subject to regulation, supervision and periodic examination by the SBD and the FDIC. The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the FRB. The Bank's deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases.

Recent and Pending Legislation
     The enactment of the legislation described below has significantly affected the banking industry generally and will have an ongoing effect on the Company and the Bank in the future.
     Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) reorganized and reformed the regulatory structure applicable to financial institutions generally. Among other things, FIRREA enhanced the supervisory and enforcement powers for the federal bank regulatory agencies; required insured financial institutions to guaranty repayment of losses incurred by the FDIC in connection with the failure of an affiliated financial institution; required financial institutions to provide their primary federal regulator with notice, under certain circumstances, of changes in senior management and broadened authority for bank holding companies to acquire savings institutions.
     Under FIRREA, federal bank regulators were granted expanded enforcement authority over "institution-affiliated parties" (i.e., officers, directors, controlling stockholders, as well as attorneys, appraisers or accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution). Federal banking regulators have greater flexibility to bring enforcement actions against insured institutions and institution-affiliated parties, including cease and desist orders, prohibition orders, civil money penalties, termination of insurance and the imposition of operating restrictions and capital plan requirements. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Since the enactment of FIRREA, the federal bank regulators have significantly increased the use of written agreements to correct compliance deficiencies with respect to applicable laws and regulations and to ensure safe and sound practices. Violations of such written agreements are grounds for initiation of cease-and-desist proceedings. FIRREA granted the FDIC back-up enforcement authority to recommend enforcement action to an appropriate federal banking agency and to bring such enforcement action against a financial institution or an institution-affiliated party if such federal banking agency fails to follow the FDIC's recommendation. In addition, FIRREA requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.
     FIRREA also established a cross guarantee provision (Cross Guarantee) pursuant to which the FDIC may recover from a depository institution losses that the FDIC incurs in providing assistance to, or paying off the depositors of, any of such depository institution's affiliated insured banks or thrifts. The Cross Guarantee thus enables the FDIC to assess a holding company's healthy Bank Insurance Fund (BIF) members and Savings Association Insurance Fund (SAIF) members for the losses of any of such holding company's failed BIF and SAIF members. Cross Guarantee liabilities are generally superior in priority to obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates. Cross Guarantee liabilities are generally subordinated to deposit liabilities, secured obligations or any other general or senior liabilities, and any obligations subordinate to depositors or other general creditors.
     FIRREA requires a financial institution or holding company thereof to give 30 days' prior written notice to its primary federal regulator of any proposed director or senior executive officer if the institution has been chartered or has undergone a change in control within the preceding two years or is not in compliance with the minimum capital requirements or otherwise is in troubled condition, giving the regulator the opportunity to disapprove any such appointment. The federal banking agencies have adopted rules to implement the foregoing provisions that broadly define "senior executive officer" to include the president, chief financial officer, chief lending officer, chief investment officer, general counsel, or their functional equivalents, or any individual who exercises significant influence over, or participates in, major policy making decisions without regard to title, salary or compensation. The term "senior executive officer" also includes any employee of another entity hired to perform the functions of positions listed above. The term "troubled condition" with respect to a financial institution means an institution: (i) that has received a composite rating of 4 or 5 (i.e., one of the two lowest examination ratings) in its most recent examination; (ii) that is the subject of a capital directive or formal enforcement action or proceeding or written agreement entered into with the federal banking agency relating to safety or soundness or financial viability; or (iii) that is informed in writing by such agency that it has been deemed to be in troubled condition.
     The Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was adopted to recapitalize the BIF and impose certain supervisory and regulatory reforms on insured depository institutions. In general, FDICIA includes provisions, that among others: (i) increased the FDIC's line of credit with the U.S. Treasury in order to provide the FDIC with additional funds to cover the losses of federally insured banks; (ii) reformed the deposit insurance system, including the implementation of risk-based deposit insurance premiums; (iii) established a format for closer monitoring of financial institutions to enable prompt corrective action by banking regulators when a financial institution begins to experience financial difficulty; (iv) established five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") that would impose more scrutiny and restrictions on less capitalized institutions; (v) required the banking regulators to set operational and managerial standards for all insured depository institutions and their holding companies, including limits on excessive compensation to executive officers, directors, employees and principal stockholders, and establish standards for loans secured by real estate; (vi) adopted certain accounting reforms and require annual on-site examinations of federally insured institutions, including the ability to require independent audits of banks and thrifts; (vii) revised risk-based capital standards to ensure that they (a) take adequate account of interest-rate changes, concentration of credit risk and the risks of nontraditional activities, and (b) reflect the actual performance and expected risk of loss of multi-family mortgages; and (viii) restricted state-chartered banks from engaging in activities not permitted for national banks unless they are adequately capitalized and have FDIC approval. Further, FDICIA permits the FDIC to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. FDICIA also grants authority to the FDIC to establish semiannual assessment rates on BIF and SAIF member banks so as to maintain these funds at the designated reserve ratios.
     As noted above, FDICIA authorizes and, under certain circumstances, requires the federal banking agencies to take certain actions against institutions that fail to meet certain capital-based requirements. Under FDICIA, the federal banking agencies are required to establish five levels of insured depository institutions based on leverage limit and risk-based capital requirements established for institutions subject to their jurisdiction, plus, in their discretion, individual additional capital requirements for such institutions. Under the final rules that have been adopted by each of the federal banking agencies, an institution will be designated: (i) well-capitalized if the institution has a total risk-based capital ratio of 10% or greater, a core risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if the institution has a total risk-based capital ratio of 8% or greater, a core risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated composite 1 in its most recent report of examination); (iii) undercapitalized if the institution has a total risk-based capital ratio that is less than 8%, a core risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4% (or a leverage ratio that is less than 3% if the institution is rated composite 1 in its most recent report of examination);
(iv) significantly undercapitalized if the institution has a total risk-based capital ratio that is less than 6%, a core risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%; and (v) critically undercapitalized if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.
     Undercapitalized institutions are required to submit capital restoration plans to the appropriate federal banking agency and are subject to certain operational restrictions. Moreover, companies controlling an undercapitalized institution are required to guarantee the subsidiary institution's compliance with the capital restoration plan subject to an aggregate limitation of the lesser of 5% of the institution's assets or the amount of the capital deficiency when the institution first failed to meet the plan.
     Significantly or critically undercapitalized institutions and undercapitalized institutions that did not submit or comply with acceptable capital restoration plans will be subject to regulatory sanctions. A forced sale of shares or merger, restriction on affiliate transactions and restrictions on rates paid on deposits are required to be imposed by the banking agency unless it is determined that they would not further capital improvement. FDICIA generally requires the appointment of a conservator or receiver within 90 days after an institution becomes critically undercapitalized. The federal banking agencies have adopted uniform procedures for the issuance of directives by the appropriate federal banking agency. Under these procedures, an institution will generally be provided advance notice when the appropriate federal banking agency proposes to impose one or more of the sanctions set forth above. These procedures provide an opportunity for the institution to respond to the proposed agency action or, where circumstances warrant immediate agency action, an opportunity for administrative review of the agency's action.
     As described in Note 16 of the consolidated financial statements, on page 32 of the Annual Report, and incorporated herein by reference, the Bank was "well-capitalized" as of December 31, 1996.
     In addition to the aforementioned minimum capital requirements, the California Financial Code requires the State Banking Department (SBD) to order any bank whose contributed capital is impaired to correct such impairment within 60 days of the date of the order. According to the California Financial Code, the contributed capital of a bank, defined as all stockholders equity other than retained earnings, is deemed to be impaired whenever such bank has deficit retained earnings in an amount exceeding 40% of such contributed capital. The Bank's capital was considered impaired under the California Financial Code prior to the implementation of an accounting change referred to as a
"quasi-reorganization"   on  December  31,   1996,   upon   approval   from  the
Superintendent of the SBD. A quasi-reorganization is an accounting procedure which results in restating the carrying values of FCB's and the Bank's assets and liabilities to current fair values, and eliminating the accumulated retained deficit by offsetting it against contributed capital. As a consequence of the quasi-reorganization, the Bank's capital was no longer considered impaired and all capital impairment orders have been rescinded by the SBD.
     Pursuant to FDICIA, the FRB and the other federal banking agencies adopted real estate lending guidelines pursuant to which each insured depository institution is required to adopt and maintain written real estate lending policies in conformity with the prescribed guidelines. Under these guidelines, each institution is expected to set loan to value ratios not exceeding the supervisory limits set forth in the guidelines. A loan to value ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. The guidelines require that the institution's real estate policy also require proper loan documentation, and that it establish prudent underwriting standards.
     FDICIA also contained the Truth in Savings Act, which requires clear and uniform disclosure of the rates of interest payable on deposit accounts by depository institutions and the fees assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of financial institutions with regard to deposit accounts and products.
     Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. In September 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act). Beginning in September 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry. The legislation also provides that, subject to future action by individual states, a holding company will have the right, commencing in 1997, to convert the banks which its owns in different states to branches of a single bank. A state is permitted to "opt out" of the law which will permit conversion of separate banks to branches, but is not permitted to "opt out" of the law allowing bank holding companies from other states to enter the state. The federal legislation also establishes limits on acquisitions by large banking organizations, providing that no acquisition may be undertaken if it would result in the organization having deposits exceeding either 10% of all bank deposits in the United States or 30% of the bank deposits in the state in which the acquisition would occur.
     Economic Growth and Regulatory Paperwork Reduction Act of 1996. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (EGRPRA) was signed into law on September 30, 1996. EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved non-banking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier I capital. The foregoing prior notice requirement also applies to commencing non-banking activity de novo which has been previously approved by order of the FRB, but has not yet been implemented by regulations. EGRPRA also provides for the recapitalization of the SAIF in order to bring it into parity with BIF.
     Pending Legislation. Because of concerns relating to competitiveness and the safety and soundness of the banking industry, Congress is considering a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are proposals to merge the BIF and the SAIF insurance funds, to eliminate the federal thrift charter, to alter the statutory separation of commercial and investment banking and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

 Bank Holding Company and Bank Regulation

     BHC Act. Under the BHC Act, the activities of a bank holding company are limited to business so closely related to banking, managing or controlling banks as to be a proper incident thereto. The Company is also subject to capital requirements applied on a consolidated basis in a form substantially similar to those required of the Bank. The BHC Act also requires a bank holding company to obtain approval from the FRB before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantially anticompetitive result, unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers.
     The BHC Act also prohibits a bank holding company, with certain limited exceptions: (i) from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company; or (ii) from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the FRB considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency in resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices. FIRREA, which is described in more detail above, made a significant addition to this list of permitted non-bank activities for bank holding companies by providing that bank holding companies may acquire thrift institutions upon approval by the FRB and the applicable regulatory authority for the thrift institutions.
     Insurance of Accounts. The FDIC provides insurance, through the BIF and the SAIF, to depository institutions to a maximum of $100,000 for each insured depositor. The Bank's deposits consist solely of BIF deposits. Through December 31, 1992, all FDIC-insured institutions, whether members of the BIF, the SAIF or both, paid the same premium (23 cents per $100 of domestic deposits) under a flat-rate system mandated by law. FDICIA required the FDIC to raise the reserves of the BIF and the SAIF, implement a risk-related premium system and adopt a long-term schedule for recapitalizing the BIF. Effective January 1, 1993, the FDIC amended its regulations regarding insurance premiums to provide that a bank or thrift would pay an insurance assessment within a range of 23 cents to 31 cents per $100 of domestic deposits, depending on its risk classification.
     The FDIC adopted an amendment to the BIF risk-based assessment schedule which effectively eliminated deposit insurance assessments for most commercial banks and other depository institutions with deposits insured by the BIF, while maintaining the assessment rate for SAIF-insured institutions in even the lowest risk-based premium category at 23 cents for each $100.00 of assessable deposits. Following the enactment of EGRPRA and as part of the recapitalization of the SAIF, the overall assessment rate for 1997 was revised to equal 1.29 cents and
6.44  cents  for  each  $100.00  of   assessable   deposits  of  BIF  and  SAIF,
respectively.
     Regulations Governing Capital Adequacy. The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open facilities.
     The FRB and the FDIC adopted risk-based capital guidelines for banks and bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. Under these guidelines, all bank holding companies and federally regulated banks must maintain a minimum risk-based total capital ratio equal to 8% of which at least 4% must be Tier 1 capital. Pursuant to FDICIA, banking regulators are to revise the risk-based capital standards to take into account interest rate risk, concentration of credit  risk  and  the  risks  of  nontraditional  activities  and  multi-family mortgages.
     The FRB also has implemented a leverage ratio, which is Tier 1 capital to total assets, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The FRB requires a minimum leverage ratio of 3%. For all but the most highly-rated bank holding companies and for bank holding companies seeking to expand, however, the FRB expects that additional capital sufficient to increase the ratio by at least 100 to 200 basis points will be maintained.
     As previously discussed, the Bank was "well capitalized" at December 31, 1996. Management of the Company believes that the risk-weighting of assets and the risk-based capital guidelines do not have a material adverse impact on the Company's operations or on the Bank.
     Community Reinvestment Act. The Community Reinvestment Act of 1977 (CRA) requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA is likely to be the subject of regulatory reform in the next few years, and proposed rules have been published for comment by the four regulatory agencies noted above. Although it is not possible to predict the extent to which the CRA will be modified, these changes may change the process by which a financial institution, such as the Company and the Subsidiary Bank, is able to grow through acquisitions or establish new branches.
     Regulations Governing Extensions of Credit. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its subsidiaries, or investments in their securities and on the use of their securities as collateral for loans to any borrowers. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Further, under the BHC Act and certain regulations of the FRB, a bank holding company and its subsidiaries or its affiliates are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, Banks may not generally require a customer to obtain other services from an affiliated Bank, and may not require the customer to promise not to obtain other services from a competitor, as a condition to an extension of credit to the customer.
     Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons. Extensions of credit: (i) must be made on substantially the same terms, including interest-rates and collateral as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank or the imposition of a cease and desist order.
     Reserve Requirements. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Reserves of 3% must be maintained against total transaction accounts of $51.9 million or less (subject to adjustment by the FRB) and an initial reserve of $1,557,000 plus 10% (subject to adjustment by the FRB to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements.

     Institutions are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require institutions to exhaust other reasonable alternative sources of funds before using this borrowing authority.
     Dividends. The stockholders of the Company are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the Delaware General Corporation Law. At December 31, 1996, there were no outstanding shares of preferred stock. As discussed in Note 11 of the consolidated financial statement, at page 30 of the Annual Report, FCB suspended the payment of declared but unpaid dividends on July 9, 1992. The accrued dividends and accrued but unpaid interest was approximately $326,000 at December 31, 1996. See Part 1
- Item 1. "Business- Recapitalization."
     The principal sources of cash revenue to the Company are dividends received from the Bank. Dividends payable by the Bank to the Company are further restricted under California law to the lesser of the Bank's retained earnings, or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the SBD, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year. In addition, the FRB and the FDIC have indicated that it would generally be considered to be an unsafe and unsound banking practice for banks to pay dividends except out of current earnings. As a result of the capital contributed to the Bank following the recapitalization and the quasi-reorganization described in Part 1 - Item 1. "Business - Recapitalization," the Bank may be allowed to pay dividends in the future from any earnings accumulated after January 1, 1997, subject to applicable regulatory limitations. During 1996, 1995 and 1994, the Bank paid no dividends to FCB.
     Usury Laws. The maximum legal rate of interest which the Bank charges on a particular loan depends on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan and the date the loan is made. There are several state and federal statutes which set maximum legal rates of interest for various kinds of loans. If a loan qualifies under more than one statute, a bank may often charge the highest rate for which the loan is eligible.
     Monetary Policy and Economic Control. The commercial banking business in which the Company engages is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the FRB are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Bank cannot be predicted.

Employees
      At December 31, 1996, the Company employed 49 employees. None of the employees are subject to a collective bargaining agreement.

Executive Officers of the Registrant
     Information regarding executive officers is contained in Item 10 of Part III hereof (General Instruction G) and is incorporated herein by this reference.

Item 2.     Properties
----------------------
 The Company's branch network is concentrated in the greater Sacramento and San Francisco Bay areas and is summarized as follows:


    Facility                                                         Square
    Name                  Address                 Owned/Leased       Footage
    ----                  -------                 ------------       -------

    CAMPBELL         94 San Tomas Aquino Rd.
                     Campbell, CA 95008              Leased           6,000

    CONCORD          2395 Willow Pass Rd.
                     Concord, CA 94520               Leased           5,856

    ROSEVILLE        201 Vernon Street
                     Roseville, CA 95678             Leased           8,590

    ROSEVILLE        1625 Douglas Blvd.
                     Roseville, CA 95661              Owned          10,760

    SACRAMENTO       865 Howe Avenue
                     Sacramento, CA 95825            Leased           5,498

    SAN              1000 Taraval Street
    FRANCISCO        San Francisco, CA 94116         Leased           5,000

Item 3.   Legal Proceedings
---------------------------
     The Company and the Bank are, from time to time, parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company or Bank which, if determined adversely, would have a material adverse effect on the business or financial position of the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     The annual meeting of the Shareholders of the Company was held on December 5, 1996. At such meeting, the stockholders approved the election of Directors in Class C, with Fred L. Harris receiving 99,773,526 votes and 490,565 votes were withheld, in the election of Directors in Class A, Michael P. Morris received 99,817,399 votes and 416,196 votes were withheld, and Donald W. Williams received 99,781,708 votes and 449,726 votes were withheld. There were no broker non-votes.
     With respect to the motion to amend the Corporation's Certificate of Incorporation to effect a one-for-one hundred twenty-five reverse stock split, the resolution was adopted, with 97,926,697 voted in favor of the resolution, 1,213,704 voted against the resolution and 81,009 shares abstained. There were 1,029,903 broker non-votes.
     With respect to the motion to approve an amendment to the Corporation's Certificate of Incorporation to delete Article EIGHTH from the Certificate, the resolution was adopted, with 74,672,557 shares voted in favor of the adoption of the resolution, 1,411,455 shares voted against the adoption of the resolution, and 263,476 shares abstained. There were 25,607,152 broker non-votes.
     With respect to the motion to approve an amendment of the Corporation's Certificate of Incorporation to eliminate the several classes of the Board of Directors, the resolution was adopted, with 75,668,546 voted in favor of the adoption, 490,961 voted against adoption and 187,981 shares abstained. There were 25,670,152 broker non-votes.
     With respect to the motion to approve an amendment to the Corporation's Certificate of Incorporation to provide that the beneficial owners of 10 percent or more of the Company's Common Stock may call meetings of the Shareholders, 74,195,827 shares voted in favor of the adoption, 1,208,322 shares voted against the adoption and 217,868 shares abstained. There were 25,594,252 broker non-votes.
     With respect to the motion to approve an amendment to the Corporation's Certificate of Incorporation to provide that members of the Board of Directors may be removed with or without cause by a majority vote of the Company's shareholders, the resolution was adopted, with 75,986,888 shares voted in favor of adoption, 509,489 shares voted against and 169,391 shares abstained. There were 25,971,728 broker non-votes.
     With respect to the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for the Corporation for the fiscal year ending December 31, 1996, 99,965,070 shares voted for the adoption of the resolution,

224,939 shares voted against adoption and 90,675 shares abstained. There were no broker non-votes.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------
     Market Information. The Company's common stock was traded on the NASDAQ National Market System under the symbol of "FCOB" until July 1, 1995. The Company's common stock is currently listed on the NASDAQ Small Cap Market.
     On July 9, 1992, the Company made the decision to suspend payment of the third and fourth quarter dividend declared as of December 31, 1991, which totaled $20.00 per share. The Company has and will continue to accrue interest on these suspended dividends at the current legal rate until such time as the dividends are paid to stockholders of record as of June 15, 1992 and September 14, 1992, respectively. The payment of the accrued dividends and declaration of subsequent dividends is subject to approval of the FRB. See Part I - Item 1 Business - "Supervision and Regulation - Dividends."
     Information regarding the number of stockholders and the market prices for the Company's common stock since January 1, 1995 is set forth on page 35 of the Annual Report and is incorporated herein by reference.

Item 6. Selected Financial Data
-------------------------------
     Selected Consolidated Financial Data, included on page 2 in the Annual Report, is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations, included on pages 3 through 15 in the Annual Report, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
     The following consolidated financial statements, included in the Annual Report, are incorporated herein by this reference.
                                                                  Annual Report
                      Statement                                     Reference


      Independent Auditors' Report                                     17
      Consolidated Balance Sheets -December 31, 1996 and 1995          18
      Consolidated Statements of Income -Years Ended December 31,
          1996, 1995 and 1994                                          19
      Consolidated Statements of Changes in Stockholders'
          Equity - Years Ended December 31, 1996, 1995 and 1994        20
      Consolidated Statements of Cash Flows - Years Ended
           December 31, 1965, 1995 and 1994                            21
      Notes to Consolidated Financial Statements                       22


     The Independent Auditors' Report of Arthur Andersen LLP on the consolidated financial statements of the Company and the Bank for 1994 is included herein.

                    Report of Independent Public Accountants


To the Stockholders and Board of Directors of First commercial Bancorp, Inc.:

We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows of FIRST COMMERCIAL BANCORP, INC. (a Delaware Corporation) and subsidiary as of December 31, 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1994 as restated (see Note 16). These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First Commercial Bancorp, Inc. and subsidiary for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that both First Commercial Bancorp, Inc. (the "Company") and First Commercial Bank (the "Bank") will continue as going concerns. As discussed in Notes 2 and 14 to the financial statements, both the Company and the Bank have entered into various regulatory agreements (the "Agreements") with the Federal Deposit Insurance Corporation (the "FDIC"), the California State Banking Department and the Federal Reserve Bank of San Francisco. These Agreements require the Company and the Bank, among other compliance terms, to maintain certain minimum capital levels. The Company and the Bank are not in compliance with these minimum capital requirements and have suffered recurring losses from operations. An amended capital plan has been submitted to the bank regulators, which plan was approved by the FDIC on January 30, 1995. The plan consists of both an intent to decrease the Bank's asset size and the raising of capital through the sale of stock. There is no assurance that the Company will be able to raise sufficient capital to meet the minimum capital requirements. Failure to meet regulatory capital requirements or comply with the terms of the Agreements could subject the Company and the Bank to additional actions by the bank regulatory authorities, including restrictions on operations, mandatory asset dispositions or seizure. These matters raise substantial doubt about the ability of the Company and the Bank to continue as going concerns. Their ability to continue as going concerns is dependent on many factors, one of which is regulatory action and the ability to raise sufficient capital. Management's plans in regard to these matters are described in Notes 2 and 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                    /s/Arthur Andersen LLP
                                                    ----------------------
San Francisco, California
March 26, 1997

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------
     On November 13, 1995, the Audit Committee of the Board of Directors of the Company approved the recommendation of the Board of Directors of the Company to replace Arthur Andersen LLP, San Francisco, California, as the independent accountant chosen to audit the Company's financial statements and approved the appointment of KPMG Peat Marwick LLP, St. Louis, Missouri, as the Company's independent accountant. The appointment of KPMG Peat Marwick LLP was effective immediately.
     Arthur Andersen LLP's report on the consolidated financial statements of the Company for each of the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to audit scope or accounting principles. Their report on the Company's December 31, 1994 financial statements dated March 29, 1995 did contain an explanatory paragraph due to certain matters which raised substantial doubt about the Company's ability to continue as a going concern and the Company's various regulatory agreements with the FDIC, the FRB and the SBD.
     During the Company's two most recent fiscal years and during the subsequent period from December 31, 1996, through the date hereof, there has been no disagreement with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
     The Company's Board of Directors consisted of five (5) members at December 31, 1996. Pursuant to provisions of the Certificate of Incorporation of the Company (as amended in December 1996) , directors of the Company are elected for a one year term at the Annual Meeting of Stockholders. Each officer of the Company is elected by the Board of Directors annually. The following table lists the directors of the Company, their ages, their positions held with the Company and the Bank, and their ownership of Common Stock as of December 31, 1996.

                                 Director           Position with the Company
     Name                 Age     Since                  or with the Bank
     ----                 ---     -----                  ----------------

 Michael P. Morris (1)    49      1995           Director of the Company and the
                                                 Bank
 James E. Culleton        55      1996           Director of the Company and the
                                                 Bank, Secretary of the  Company
                                                 and President of the Bank
 Fred L. Harris           47      1996           Director of the Company and the
                                                 Bank
 Allen H. Blake           54      1995           Director of the Company and the
                                                 Bank

 Donald W. Williams       49      1995           Chairman of  the  Board,  Chief
                                                 Executive Officer and  Director
                                                 of the Company and the Bank.
                                                 President of the Company
-----------------------
 (1)  Mr. Morris resigned as a Director effective February 25, 1997.

     The following table sets forth certain information with respect to the executive officers of the Company:

                                  Positions Held with the                             Executive
Name                      Age     Company or the Bank                             Officer (1) Since
----                      ---     -------------------                             -----------------
Donald W. Williams        49      Chairman of the Board, President and                  1995
                                  Chief Executive Officer of the Company and
                                  Chairman of the Board and Chief Executive
                                  Officer of the Bank

James E. Culleton         55      Director and Secretary of the Company and             1996
                                  Director and President of the Bank

Terrance M. McCarthy      42      Senior Vice President and Chief Credit Officer        1996
                                  of the Company and the Bank

Kathryn L. Perrine        38       Vice President and Chief Financial Officer           1996
                                   of the Company and the Bank

-----------------------
(1) The term "executive officer" means the president, any vice president in charge of a principal business unit, division or function, any other officer or person who performs a policy-making function for the Company, and any executive officer of the Company's subsidiary who performs policy-making functions for the Company.

Business Experience; Other Directorships
     ALLEN H. BLAKE was appointed on November 28, 1995 to serve as the Interim Chief Financial Officer of the Company and the Bank until a permanent Chief Financial Officer could be employed. As of December 17, 1996, Ms. Perrine assumed the post of Vice President and Chief Financial Officer. Mr. Blake is also Executive Vice President and Chief Financial Officer of First Banks. Mr. Blake joined First Banks as Vice President and Chief Financial Officer in 1984, and in 1988 he was appointed to the office of Secretary and to the Board of Directors of First Banks. In addition, Mr. Blake is Vice President, Chief Financial Officer, Secretary and director of First Banks America, Inc., Houston, Texas, a director of First Bank, headquartered in O'Fallon, Illinois and a director and Secretary of First Bank, headquartered in Creve Coeur, Missouri. First Banks America, Inc. and First Banks, Inc. each have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
     JAMES E. CULLETON was appointed to the Board of Directors of the Company and Bank on December 17, 1996. Mr. Culleton currently serves as President of First Commercial Bank and Corporate Secretary of First Commercial Bancorp, Inc. Mr. Culleton joined First Commercial bank in August, 1985 as Executive Vice President and Chief Operating Officer. He was appointed Interim President of the Bank and Bancorp in June, 1994 and to his current position in October, 1995. Mr. Culleton was employed by Wells Fargo Bank as a Regional Vice President from 1965-1985.
     FRED L. HARRIS served as a director of the Company from 1984 until December 27, 1995, at which time he resigned as a director. On March 26, 1996, Mr. Harris was reappointed as a director and serves in such capacity as of this date. Mr. Harris is an attorney and has practiced law since 1977. Mr. Harris is President of Fred L. Harris, a Professional Law Corporation. Mr. Harris was a director and secretary of Southwest Food Products, Inc. from May 1990 until August, 1990. On August 23, 1991, Southwest Food Products, Inc. filed a voluntary petetion for bankruptcy under Chapter XI of the United States Bankruptcy Code. Mr. Harris was a director of El Pollo Asada, Inc. from September 1989 to May 1990.
     MICHAEL P. MORRIS currently is, and for the past four years has been, the Chief Financial Officer of Stille Holding Company, a $200 million private company with two retail subsidiaries and one real estate subsidiary. Prior to that time, Mr. Morris was a partner for six years in the Sacramento office of KPMG Peat Marwick LLP, a worldwide CPA firm. While with KPMG Peat Marwick LLP, Mr. Morris specialized as a banking audit partner with extensive experience auditing community banks in Northern California. Mr. Morris joined KPMG Peat Marwick LLP in 1978. Mr. Morris resigned as a director, effective February 25, 1997.
     DONALD W. WILLIAMS is Executive Vice President and Chief Credit Officer of First Banks. Mr. Williams is Chairman of the Board, Chief Executive Officer of the Bank. In addition, he is Chairman of the Board and Chief Executive Officer of CCB Bancorp, First Bank & Trust and Sunrise Bank of California, Roseville, California and director of First Bank, headquartered in St. Louis County, Missouri, First Banks America, Inc. and BankTEXAS N. A., both of which are headquartered in Houston, Texas. From 1989 to the time he assumed his positions with First Banks, he was Senior Vice President at Mercantile Bank of St. Louis, N.A., where he was responsible for credit approval. First Banks America, Inc. and First Banks, Inc. each have a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934, as amended. KATHRYN L. PERRINE is Vice President and Chief Financial Officer of the Company and the Bank. Ms. Perrine is also serving as Vice President and Chief Financial Officer and Director of First Bank & Trust, an affiliate of First Banks. Ms. Perrine joined First Banks in 1996. From 1991 to the time she assumed her position with First Banks, she was Vice President and Controller of Queen City Bank, a commercial bank acquired by First Bank & Trust in 1996.
     TERRANCE M. MCCARTHY is Senior Vice President and Chief Credit Officer of the Company and the Bank. In addition, he is Senior Vice President and Chief Credit Officer and Director of First Bank & Trust, Irvine California. He is also Senior Vice President, Chief Credit Officer and Director of Sunrise Bank of
California, Roseville. Mr. McCarthy was formerly Executive Vice President and Chief Credit Officer of Queen City Bank, Long Beach, California, which was acquired by First Bank & Trust in 1996. From 1983 to 1994, prior to joining Queen City Bank, he was Executive Vice President of Nation Bank of Long Beach where he was responsible for administration of the Bank's lending and deposit activities.
     No director or executive officer of the Company has any family relationship with any other director or executive officer of the Company, or director or officer of the Bank.
     Except as set forth above, no director of the Company is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of such Act or of any company registered as an investment company under the Investment Company Act of 1940, as amended.
     Messrs. Blake and Williams were elected to the Board of Directors of the Company in accordance with the terms of the Amended Agreement with First Banks.

Committees of the Board of Directors
     The Board of Directors of the Company has established an Audit Committee which consists of Mr. Harris, Chairman, and Mr. Morris. The functions of the Audit Committee are, among other things: (1) to recommend the appointment of and to oversee a firm of independent certified public accountants whose duty is to audit the books and records of the Company and the Bank for the fiscal year for which they are appointed; (2) to monitor the Company's system of internal controls and oversee compliance with policies; (3) to review the adequacy of the Company's controls of regulatory and financial accounting and reporting; (4) to oversee the internal audit functions; and (5) to monitor and analyze the results of internal and regulatory examinations.



Item 11. Executive Compensation
     The following table sets forth the compensation for the named executive officer for the last three years, or for the shorter period during which they have been involved in such a capacity by the Company.

----------------------------------------------------------------------------------------------------------------
                                              Annual Compensation              Long Term
                                                                          Compensation Awards
----------------------------------------------------------------------------------------------------------------

Name and principal position   Year    Salary     Bonus ($)  Other Annual       Securities         All Other
                                        ($)(1)              Compensation   Underlying Options  Compensation ($)
                                                               ($)(1)             (#)
----------------------------------------------------------------------------------------------------------------
James E. Culleton             1996    $ 90,000      -0-         -0-               -0-             $ 1,575
Secretary of the Company                90,000
and President of the Bank
----------------------------------------------------------------------------------------------------------------
                              1995     156,405      -0-         -0-               -0-               1,407
----------------------------------------------------------------------------------------------------------------
                              1994     162,937      -0-         -0-               -0-               5,437
----------------------------------------------------------------------------------------------------------------
Donald W. Williams            1996      N/A(4)      N/A         N/A               N/A                N/A
Chairman of the Board,
President and Chief
Executive Officer of the
Company (2)
----------------------------------------------------------------------------------------------------------------
                              1995       N/A        N/A         N/A               N/A              N/A
----------------------------------------------------------------------------------------------------------------
                              1994       N/A        N/A         N/A               N/A              N/A
----------------------------------------------------------------------------------------------------------------
Kathryn L.Perrine             1996       N/A        N/A         N/A               N/A              N/A
Vice President  and Chief
Financial Officer of the
Bank (3)
----------------------------------------------------------------------------------------------------------------
                              1995       N/A        N/A         N/A               N/A              N/A
----------------------------------------------------------------------------------------------------------------
                              1994       N/A        N/A         N/A               N/A              N/A
----------------------------------------------------------------------------------------------------------------
Terrance M. McCarthy          1996       N/A        N/A         N/A               N/A              N/A
Executive Vice President
and Chief Credit Officer
of the Bank (4)
----------------------------------------------------------------------------------------------------------------
                              1995       N/A        N/A         N/A               N/A              N/A
----------------------------------------------------------------------------------------------------------------
                              1994       N/A        N/A         N/A               N/A              N/A
================================================================================================================

(1)  Threshold of $50,000 or 10% of total salary and bonus compensation not met.
(2) Mr. Williams began serving as President and Chief Executive Officer of the Company effective December 27, 1995. Mr. Williams assumed the position of Chairman of the Board of the Company effective March 18, 1996. Mr. Williams is compensated for such services pursuant to the terms of the Management Services Agreement entered into between the Company and First Banks. See "Employment Arrangements and Agreements" herein..
(3) Ms. Perrine began serving as Vice President and Chief Financial Officer of the Company and the Bank effectiveDecember 17, 1996. Ms. Perrine is compensated for such service pursuant to the terms of the Cost Sharing Agreement entered into between the Company and First Bank & Trust. See "Compensation Committee Interlocks and Insider Participation" herein.
(4) Mr. McCarthy began serving as Executive Vice President and Chief Credit Officer of the Company and the Bank in 1996. Mr. McCarthy is compensated for such service pursuant to the terms of the Cost Sharing Agreement entered into between the Company and First Bank & Trust. See "Compensation Committee Interlocks and Insider Participation" herein.

Stock Option Grants and Exercises
     The Company maintains the 1980 Amended and Restated Employee Stock Option Plan (the Employee Plan). The Employee Plan is administered by the Board of Directors or a committee appointed by the Board (in either case, the Committee). The Company has 6,264 shares of its Common Stock reserved for issuance as stock options under the Option Plan.
     The Employee Plan provides for both the grant of "incentive stock options," as defined in Section 422A of the Code, and non-statutory options (options which do not meet the requirements of Section 422A) to employees and officers of the Company (including any director who is also an employee). The exercise price of any option granted under the Employee Plan may not be less than 100% of the fair market value of the Common Stock of the Company on the date of grant. No incentive option may be first exercisable in any year for shares having an aggregate fair market value at the time of grant in excess of $100,000. Shares subject to options under the Employee Plan may be purchased for cash or in exchange for shares of the Common Stock or other valid consideration.
     Unless otherwise provided by the Board, an option granted under the Employee Plan and not exercised within ten years expires, and the shares subject to the option become available for future grants. The Committee determines to whom options will be granted and the terms of each option granted, including the exercise price, number of shares subject to the option, the vesting provisions thereof, and whether the option will be an incentive or non-statutory option. The Employee Plan may be amended, suspended or terminated by the Board, but no such action may impair rights under a previously granted option. Each option is generally exercisable during the lifetime of the optionee only so long as the optionee remains employed by the Company. No option is transferable by the optionee other than by will or the laws of descent and distribution. The Employee Plan will expire in March 1997 unless terminated earlier by the Board of Directors.
     There were no options granted under the Employee Plan during the 1996 fiscal year to any of the executive officers of the Company or the Bank.
     The following table sets forth the aggregated option exercises for the year ended December 31, 1996 and option values at December 31, 1996, for the named executive officer, or for the shorter period during which they have been involved in such a capacity by the Company.

                              Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values
 ------------------------------- --------------------------- ----------------------------- ----------------------
                                                                 Number of securities       Value of unexercised
                                                                underlying unexercised      in-the-money options
                                                              options at fiscal year-end     at fiscal year-end
 ------------------------------- --------------------------- ----------------------------- ----------------------
 ------------------------------- --------------- ----------- ----------------------------- ----------------------
                                     Shares        Value             Exercisable/               Exercisable/
              Name                acquired on    Realized           unexercisable               unexercisable
                                  exercise (#)      ($)
 ------------------------------- --------------- ----------- ----------------------------- ----------------------
 ------------------------------- --------------- ----------- ----------------------------- ----------------------
 James E. Culleton                   None          N/A               264/96(1)                  -0-/-0-(2)
  President  of the  Bank
 ------------------------------- --------------- ----------- ----------------------------- ----------------------
 ------------------------------- --------------- ----------- ----------------------------- ----------------------
 Donald W. Williams,                 None          N/A                -0-/-0-                     -0-/-0-
 Chairman of the Board, Chief
 Executive Officer and
 President of the Company
 ------------------------------- --------------- ----------- ----------------------------- ----------------------
 ------------------------------- --------------- ----------- ----------------------------- ----------------------
 Kathryn L. Perrine                  None          N/A                -0-/-0-                     -0-/-0-
  Vice President and Chief
 Financial Officer of the Bank
 ------------------------------- --------------- ----------- ----------------------------- ---------------------
 ------------------------------- --------------- ----------- ----------------------------- ---------------------
 Terrance M. McCarthy                None          N/A                -0-/-0-                     -0-/-0-
  Executive Vice President and
 Chief Credit Officer of  the
 Bank
 ------------------------------- --------------- ----------- ----------------------------  ---------------------

(1) Includes 120 shares granted on September 26, 1989 at $1,390.00 per share; and 240 shares granted on March 25, 1992 at $922.50 per share.
(2) As of December 31, 1996, the exercise price of the options granted to Mr. Culleton exceeded the closing price of $10.50 per share of Common Stock.

Employment Arrangements and Agreements
     Arrangement with Donald W. Williams. Donald W. Williams is serving as the Chairman of the Board, President and Chief Executive Officer of the Company, as well as Chairman of the Board and Chief Executive Officer of the Bank. Mr. Williams also is an Executive Vice President and the Chief Credit Officer of First Banks and serves in other positions for affiliates of First Banks. Mr. Williams is compensated by First Banks independent of his services to the Company. First Banks is reimbursed for Mr. Williams' services to the Company and the Bank through the Management Services Agreement entered into between the Bank and First Banks. Under the Management Services Agreement, Mr. Williams' services are billed to the Bank on an hourly basis at rates ranging from $40 to $65 per hour, depending on the type of service rendered. See "Certain Transactions and Indebtedness of Management" below.
     Arrangement with Allen H. Blake. Allen H. Blake is serving as a Director of the Company and the Bank. Mr. Blake also is serving as Executive Vice President and Chief Financial Officer of First Banks, as well as serving in other positions for affiliates of First Banks. Mr. Blake is compensated by First Banks independent of his services to the Company. First Banks is reimbursed for Mr. Blake's services to the Company and the Bank through the Management Services Agreement entered into between the Bank and First Banks. Under the Management Services Agreement, Mr. Blake's services are billed to the Bank on an hourly basis at rates ranging from $40 to $65 per hour, depending on the type of service rendered. See "Certain Transactions and Indebtedness of Management" below.
     Employment Contract with James E. Culleton. Mr. Culleton entered into an employment agreement with the Company and the Bank on November 19, 1991, which is amended and restated effective January 1, 1996, and pursuant to which Mr. Culleton serves as President and Chief Operating Officer of the Bank. The amended employment contract has a three (3) year term commencing January 1, 1996. Until January 1, 1996, Mr. Culleton's prior employment contract provided for an annual base salary of $131,316 with annual consumer price index adjustments of not less than 6% nor more than 10%, and an annual net income performance bonus equal to 1% of after-tax net income above a 5% return on the tangible equity capital of the Bank. During 1995, Mr. Culleton's base salary under the agreement was $156,405.12. Effective January 1, 1996, Mr. Culleton's annual base salary was $90,000, subject to periodic review by the Board of Directors. Mr. Culleton is also entitled to receive any bonus granted to him at the discretion of the Board of Directors. Mr. Culleton is entitled to participate in all of the benefit plans which are generally available to members of the Company's and the Bank's senior management. In the event that Mr. Culleton's employment with the Bank is terminated for any reason other than cause or by Mr. Culleton himself, he will be entitled to receive a severance payment of $235,000, less any amount of annual salary paid to him from January 1, 1996 through the date of termination. At execution of the amended agreement, Mr. Culleton was paid for accrued but unused vacation time at his then-current salary rate.

     Arrangement with Kathryn L. Perrine. Kathryn L. Perrine is serving as a Vice President and Chief Financial Officer of the Company and the Bank. Ms. Perrine also is serving as Vice President and Chief Financial Officer of First Bank & Trust, as well as serving in other positions for affiliates of First Banks. Ms. Perrine is compensated by First Bank & Trust independent of her services to the Company and the Bank. First Bank & Trust is reimbursed for Ms. Perrine's services to the Company and the Bank through the Cost Sharing Agreement entered into between the Bank and First Bank & Trust. Under the Cost Sharing Agreement, Ms. Perrine's services are billed to the Bank on an hourly basis at rates ranging from $40 to $65 per hour, depending on the type of service rendered. See "Compensation Committee Interlocks and Insider Participation" below.
     Arrangement with Terrance M. McCarthy. Terrance M. McCarthy is serving as a Senior Vice President and Chief Credit Officer of the Company. Mr. McCarthy also is serving as Senior Vice President and Chief Credit Officer of First Bank & Trust, as well as serving in other positions for affiliates of First Banks. Mr. McCarthy is compensated by First Bank & Trust independent of his services to the Company and the Bank. First Bank & Trust is reimbursed for Ms. Perrine's services to the Company and the Bank through the Cost Sharing Agreement entered into between the Bank and First Bank & Trust. Under the Cost Sharing Agreement, Mr. McCarthy's services are billed to the Bank on an hourly basis at rates ranging from $40 to $65 per hour, depending on the type of service rendered. See "Compensation Committee Interlocks and Insider Participation" below.

Compensation Committee Interlocks and Insider Participation
     The Board of Directors does not have a Compensation Committee, and the entire Board performs responsibilities which would otherwise be assigned to that committee. Messrs. Blake and Williams are the only individuals of the Company or the Bank who participate as members of the Board of Directors in deliberations regarding executive officer compensation. As noted above, they do not receive any compensation from the Company for their services. First Banks, of which Messrs. Blake and Williams are executive officers, provides various services to the Company and the Bank for which it is compensated.
     The Company and the Bank have entered into a Cost Sharing Agreement dated December 21, 1995 with First Bank & Trust, a wholly-owned subsidiary of First Banks. The Cost Sharing Agreement is designed to allow the Company and the Bank to share the benefits, services and costs of certain personnel employed by First Bank & Trust, including services in the areas of lending, human resources and branch administration. Similarly, the Bank has entered into a Management

Services Agreement dated December 21, 1995 with First Banks, pursuant to which First Banks or certain subsidiaries of First Banks may provide the Bank with services in the areas of lending, human resources, corporate audit, general accounting, asset/liability management, investments, planning and budgets, branch administration and purchasing and accounts payable. Both the Cost Sharing Agreement and the Management Services Agreement contain provisions requiring services rendered to the Bank to be provided on the same terms and conditions, including audit standards, that are substantially the same, or at least as favorable to the Bank, as then prevailing at the time for comparable transactions with, or not involving, other nonaffiliated companies. In the absence of comparable transactions, the agreements require the services to be rendered on terms and under conditions, including audit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies. For the year ended December 31, 1996, the Bank paid $610,000 million and $410,000 in fees pursuant to the Management Services Agreement and the Cost Sharing Agreement, respectively.
     The Bank entered into a Service Agreement dated December 8, 1995 with FirstServ, Inc., a wholly-owned subsidiary of First Banks, pursuant to which FirstServ, Inc. provides data processing and item processing to the Bank. FirstServ, Inc. provides such services through a facilities management agreement with First Services, L.P., a limited partnership indirectly owned by Mr. Dierberg and his children. During 1996, the Bank paid to FirstServ, Inc. fees of $380,000.

401(k) and Profit Sharing Plan
     The Bank's Profit Sharing Plan, established in January 1980, is intended to provide deferred compensation benefits to all employees of the Company and the Bank via contributions to the plan by the Company. In March 1989, the Bank and the Company adopted an amendment to the Profit Sharing Plan to include a 401(k) provision (401(k) Plan). Hourly and salaried employees of the Company and the Bank who have completed 250 hours of service with the Company or the Bank are eligible to participate in the 401(k) Plan (Participants). Participants may elect to defer 1% to 15% of their annual salary up to the maximum dollar limitation as established by the IRS (Participant Contributions). A Participant's interest in his or her Participant Contribution is fully vested immediately.
     The Company may elect to contribute on a quarterly basis fifty percent (50%) on every dollar contributed by the employee up to six percent (6%) of annual salaries. The Company has the discretion to make additional contributions which will be allocated to the accounts of eligible Participants based on the ratio of each Participant's salary to the total salary. Participant's interests in such Company contributions vest on a five (5) year schedule according to years of service rendered. During 1996, the Bank made matching contributions of $17,000 to the 401(k) Plan. Matching contributions by the Company were suspended for 1995.

Employee Stock Ownership Plan
     In September 1990, the Company and the Bank adopted an Employee Stock Ownership Plan (ESOP), effective January 1, 1990, for all eligible employees. The ESOP was adopted in order to provide the employees of the Company and its subsidiaries with an opportunity to acquire an ownership interest in the Company. The Trustee of the ESOP Trust appointed by the Board of Directors is presently First Bank, a wholly owned subsidiary of First Banks, and a committee appointed by the Board of Directors administers the ESOP for the exclusive benefit of participants and their beneficiaries. Under the terms of the ESOP, the amount of contributions made is within the sole discretion of the Board of Directors. Contributions to the ESOP are allocated among eligible employees' accounts in relation to their compensation as shares of Company Common Stock are acquired and vest over a period specified in the ESOP. Any shares held by the ESOP are distributed to employees following death, disability, retirement or other separation from employment in accordance with the terms of the ESOP. For the year 1996, no shares were contributed by the Company to the ESOP.

Director Compensation
     All directors' fees were discontinued as of June 28, 1994, pending the recapitalization of the Company which was completed in June 1996. In July 1996, the Company and the Bank reinstated compensation for outside directors. Such non-employee directors receive a fee of $500.00 for each Board meeting attended. No director is compensated for Audit Committee meetings, which is the only committee of the Board of Directors.

 Directors' Stock Option Plan
     On September 26, 1989, the Board of Directors of the Company adopted the First Commercial Bancorp, Inc. Directors' Stock Option Plan (Directors' Plan), which was approved by the stockholders at the Annual Meeting of Stockholders on May 23, 1990. There are presently reserved for issuance under the Directors' Plan 2,000 shares of the Common Stock. Only non-employee directors of the Company, of which there were two, are eligible to receive options in accordance with a specific formula under the Directors' Plan. No options were granted in 1996 and 1995 pursuant to the Directors' Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
     As of December 31, 1996, no person or group known to the Company owned beneficially more than five percent (5%) of the outstanding shares of its Common Stock, except as set forth below. The following table also sets forth the beneficial ownership of executive officers and director of the Company.

                                                               Percentage of
 Name and Address of                 Amount and Nature       Outstanding Shares
   Beneficial Owner               of Beneficial Ownership    Beneficially Owned
   ----------------               -----------------------    ------------------

First Banks, Inc. (1)
   135 North Meramec
    Clayton, MO  63105                 1,116,200 (1)               77.41%
Michael P. Morris                           -0-                      -0-
James E. Culleton                           -0-                      -0-
Fred L. Harris                              135                 less than 1%
Allen H. Blake (1)                          -0-                      -0-
Donald W. Williams (1)                      -0-                      -0-
Terrance M. McCarthy                        -0-                      -0-
Kathryn L. Perrine                          -0-                      -0-

All executive officers and
directors as a group (7) and
beneficial owners of 5% or
more                                     1,116,335                 77.42%
------------------
(1) Pursuant to the Amended Agreement between the Company and First Banks, Mr. Allen H. Blake and Mr. Donald W. Williams were appointed as directors of the Company. Messrs. Blake and Williams also serve as Executive Vice President and Chief Financial Officer and Executive Vice President and Chief Credit Officer, respectively, of First Banks. The voting stock of First Banks is owned by various trusts which were created by and are administered by and for the benefit of Mr. James F. Dierberg and members of his immediate family. Accordingly, Mr. Dierberg controls the management and policies of First Banks and the election of its directors and is deemed to have beneficial ownership of 1,116,200 shares of the Company's common stock, or 77.41%, including 596,200 shares issuable to First Banks at its option upon the conversion of the entire principal amount of the Debentures and accrued but unpaid interest through February 28, 1997. All of the outstanding shares of Common Stock are pledged to secure a loan to First Banks from a group of unaffiliated lenders. The related credit agreement contains customary provisions which could ultimately result in transfer of the Common Stock if First Banks were to default in the repayment of the loan and such default were not cured, or other arrangements satisfactory to the lenders were not made, by First Banks.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
     There have been no transactions since January 1, 1995, nor are there any currently proposed transactions, to which the Company or the Bank was or is to be a party, in which the amount involved exceeds $60,000 and in which any director, executive officer, nominee as a director, five percent (5%) stockholder or member of the immediate family of any of the foregoing persons had, or will have, a direct or indirect material interest, except as described below.
     The Company and the Bank entered into the Standby Stock Purchase Agreement with First Banks and Mr. Dierberg, which was later amended and restated as the Stock Purchase Agreement, as well as the related Additional Investment and Standby Agreements. The voting stock of First Banks is owned by various trusts which were created by and are administered by and for the benefit of Mr. Dierberg and members of his immediate family. Accordingly, Mr. Dierberg controls the management and policies of the Company and the election of its directors. As of December 31, 1996, First Banks owns beneficially approximately 77.41% of the Common Stock. Pursuant to the Stock Purchase Agreement, Mr. Allen H. Blake and Mr. Donald W. Williams have been appointed as directors of the Company. Messrs.

Blake and Williams also render services as executive officers to the Company and the Bank as well as to First Banks and its affiliates. As described previously, Messrs. Blake and Williams are compensated independently for their services to First Banks and its affiliates, and First Banks will be reimbursed for their services to the Company and the Bank pursuant to the Management Services Agreement. The Management Services Agreement is described under "-- Compensation Committee Interlocks and Insider Participation" in Item 11 hereto. See also the discussion of the Cost Sharing Agreement and the Services Agreement set forth in
Item 11 hereto.


Indebtedness of Directors and Executive Management
     Some of the directors and executive officers of the Company and members of their immediate families and the companies with which they have been associated have been customers of, and have had banking transactions with, the Bank in the ordinary course of the Bank's business since January 1, 1995, and the Bank expects to have such banking transactions in the future. All loans and commitments to lend included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the Bank, did not involve more than the normal risk of collectibility or present other unfavorable features.
     At December 31, 1996, the Bank had no outstanding loans to directors or executive officers.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

         (a)      The following documents are filed as part of this Report:
                  1. Financial Statements: The Financial Statements listed under Item 8 to this Report are set forth at pages 18 through 21, and the Notes to Consolidated Financial Statements are set forth at pages 22 through 34 of the Annual Report (See Exhibit 13 under Paragraph
                           (a)3 of this Item 14).
                  2.       Financial Statement Schedules:  None
                  3.       Exhibits:  The   following  exhibits  listed  in the
                                      Exhibit  Index are filed with this Report:

                           Exhibit 3(b)     Amendment   to      Certificate   of
                                            incorporation
                           Exhibit 13 Annual Report to Shareholders for 1996. The Annual Report to Shareholders for 1996 is being filed as an Exhibit solely for the purpose of incorporating certain provisions thereof by reference. Portions of the Annual Report to Shareholders for 1996 not specifically incorporated by reference are not deemed "filed" for the purposes of the Securities Exchange Act of 1934, as amended.
                           Exhibit 23.1     Consent of Arthur Andersen LLP
                           Exhibit 27       Financial Data Schedule (EDGAR only)

         (b)     Reports on Form 8-K during the quarter ended December 31, 1995:
                                    None
         (c)     See the Exhibit Index attached hereto at pages 24 through 25.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRST COMMERCIAL BANCORP, INC.

                                   By:  /s/ Donald W. Williams
                                            Donald W. Williams
                                            Chairman of the Board
                                                of Directors, President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                   By:  /s/ Kathryn L. Perrine
                                            Kathryn L. Perrine
                                            Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                     Accounting Officer)

Date:  March 26, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

         Signature and Title                                   Date
         -------------------                                   ----

 /s/ James E. Culleton                                     March 26, 1997
--------------------------------------------------------
James E. Culleton, Secretary and Director

 /s/ Allen H. Blake                                        March 26, 1997
--------------------------------------------------------
Allen H. Blake, Director

 /s/ Donald W. Williams                                    March 26, 1997
--------------------------------------------------------
Donald W. Williams, Chairman of the
   Board, President and Chief Executive Officer

 /s/ Fred L. Harris                                        March 26, 1997
--------------------------------------------------------
Fred L. Harris, Director

                                  EXHIBIT INDEX


These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number                         Description
------                         -----------


 3(a)           Certificate of Incorporation (1)

 3(b)           Amendment to Certificate of Incorporation

 3(c)           Amended and Restated Bylaws (7)

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

10.14 Service Agreement between First Commercial Bank and FirstServ, Inc. dated December 8, 1995 (6)

21.             Subsidiaries (5)

23(a)           Consent of Arthur Andersen LLP

27.             Financial Data Schedule (EDGAR only)
-----------------
(1) Filed as Exhibits 3.1 and 3.2 to the Registrant's 1990 Annual Report on Form 10-K and incorporated herein by reference.
(2) Filed as Exhibit 2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.
(3)      Filed as Exhibits 10(a), 10(b), 10(c), 10(g), 10(h), 10(d) and 10(f) to
         the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(4) Filed as Exhibit 10(c) to the Registrant's Current Report on Form 8-K dated December 28, 1995.
(5) Filed as Exhibit 21 to the Registrant's Registration Statement on Form S-1 (No. 33-92928) as filed on May 31, 1995.
(6) Filed as Exhibits 10.9, and 10.14 to the Registrant's Pre-Effective Amendment No. 2 to Registration Statement on Form S-1, filed February 16, 1996
(7) Filed as Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

                                                                  EXHIBIT (3b)
                            CERTIFICATE OF AMENDMENT
                                       OF
                          CERTIFICATE OF INCORPORATION
                                       OF
                         FIRST COMMERCIAL BANCORP, INC.

         First Commercial Bancorp, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY:

         FIRST: That the Board of Directors of First Commercial Bancorp, Inc. has duly adopted resolutions setting forth certain proposed amendments to the Certificate of Incorporation of said corporation, declaring said amendments to be advisable and calling a meeting of the shareholders of said corporation for consideration thereof. The resolutions setting forth the proposed amendments are as follows:

                  BE  IT  RESOLVED  that  Article   FOURTH   Section  A  of  the
         Corporation's Certificate of Incorporation be amended by deleting the same in its entirety and substituting therefor the following:

                  FOURTH:

                           A. The total number of shares of all classes of stock that the Corporation shall have authority to issue is fifteen million (15,000,000), consisting of:

                                 (1)five   million    (5,000,000)    shares   of
                                    Preferred Stock, par value one cent ($0.01) per share (the Preferred Stock ); and

                                 (2)ten  million  (10,000,000)  shares of Common
                                    Stock, par value $1.25 per share (the Common
                                    Stock ).

                  Each share of Common Stock issued and outstanding is hereby reclassified and changed into one-one hundred twenty-fifth (1/125) of a fully paid and nonassessable share of Common Stock of the Corporation, par value $1.25 per share, and each stock certificate for one or more shares of Common Stock as of the close of business on the date this amendment becomes effective (the Effective Date ) shall represent the whole number of shares of Common Stock obtained by dividing by one hundred twenty-five (125) the number of shares of Common Stock represented by such certificate immediately prior to the Effective Date and a right to receive cash for the fractional shares of Common Stock, if any, which such shareholder would otherwise be entitled to receive in an amount equal to the fractional share which such shareholder would otherwise be entitled to receive multiplied by the average closing bid and ask quotes for one share of the Common Stock on the Effective Date as reported on The Nasdaq SmallCap Market or, if no sales of the Common

         Stock occur on the Effective Date as reported on The Nasdaq SmallCap Market, the first day immediately preceding the Effective Date on which a sale of the Common Stock occurs as reported on The Nasdaq SmallCap Market.

                  BE IT RESOLVED that paragraph C of Article SIXTH of the Corporation's Certificate of Incorporation be amended by adding the following words to the end of the second sentence thereof: "or by the holders of 10 percent or more of the voting power of all of the then outstanding shares of capital stock entitled to vote generally in the election of directors, in such manner and in accordance with such conditions as may be set forth in the By-laws of the Corporation."

                  BE IT RESOLVED that Section A and Section B of Article SEVENTH of the Corporation's Certificate of Incorporation be amended by deleting the same in their entirety and substituting therefor the following:

                  A. The number of directors shall, subject to the rights of the holders of any series of Preferred Stock then outstanding, be fixed from time to time exclusively by the Board of Directors pursuant to a resolution adopted by a majority of a quorum acting at any meeting (or a majority of the whole board acting by written consent, not taking into account any vacant directorships). All directors shall serve terms of one year, expiring at the next annual meeting of the shareholders, with each director to hold office until his or her successor shall have been duly elected and qualified. For those directors who, at the time this provision of the Certificate of Incorporation becomes effective, are serving a term that expires more than one year after the annual meeting of directors most recently held prior to the effectiveness of this provision, the terms of such directors shall automatically and
                           without  further   action   by   the shareholders be
                           converted to terms that expire at the next annual meeting of shareholders following effectiveness of this provision.

                  B. Subject to the rights of the holders of any series of Preferred Stock then outstanding, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from the death, resignation, retirement, disqualification, removal from office, or other cause may be filled by the majority vote of the directors then in office, though less than a quorum.

                  BE IT RESOLVED that paragraph C of Article SEVENTH of the Corporation's Certificate of Incorporation be amended by deleting the words "but only for cause and only," and substituting therefor the words "with or without cause."

                  BE IT RESOLVED that Article EIGHTH of the Corporation's Certificate of Incorporation be amended by deleting the text of Article EIGHTH in its entirety, and substituting therefore the word RESERVED.

         SECOND: That thereafter, pursuant to resolution of its Board of Directors, a meeting of the shareholders of said corporation was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware at which meeting the necessary number of shares as required by statute were voted in favor of the amendments.
         THIRD:  That said  amendments  were duly adopted in accordance with the
provisions  of  Section 242 of the   General  Corporation  Law of  the State of
Delaware.

        FOURTH: That said amendments shall be effective as of 5:00 P.M. Eastern Standard Time on the 6th day of December, 1996.

         IN WITNESS WHEREOF, said First Commercial Bancorp, Inc. has caused this certificate to be signed by Donald W. Williams, its Chairman, President and Chief Executive Officer, this 5th day of December, 1996.

                                    FIRST COMMERCIAL BANCORP, INC.



                                    By /s/ Donald W. Williams
                                        Donald W. Williams, Chairman,
                                          President and Chief Executive Officer

                                                                      Exhibit 13





                         FIRST COMMERCIAL BANCORP, INC.

                               1996 ANNUAL REPORT

                         FIRST COMMERCIAL BANCORP, INC.

                                TABLE OF CONTENTS







                                                                        Page

LETTER TO SHAREHOLDERS.........................................           1

SELECTED CONSOLIDATED AND OTHER FINANCIAL DATA.................           2

MANAGEMENT'S DISCUSSION AND ANALYSIS...........................           3

QUARTERLY CONDENSED FINANCIAL DATA - UNAUDITED.................          16

INDEPENDENT AUDITORS' REPORT...................................          17

FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEET.....................................          18

CONSOLIDATED STATEMENTS OF OPERATIONS..........................          19

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY.....          20

CONSOLIDATED STATEMENTS OF CASH FLOWS..........................          21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................          22

INVESTOR INFORMATION ..........................................          35

CORPORATE DIRECTORY............................................          36

To Our Shareholders, Customers, and Friends:


We are pleased to report the accomplishments of the First Commercial Bancorp, Inc. (Company) and First Commercial Bank (Bank) realized throughout 1996. Most notable was the improved financial performance of the Bank. After reporting a net loss of $987,000 for the first quarter of 1996, the Bank produced earnings of $166,000, $491,000 and $445,000 for the second, third and fourth quarters of 1996. Overall the Bank earned $115,000 for the year ended December 31, 1996, representing the first full year of reported profits for the Bank since 1991. This compares to a net loss for the Bank of $6.71 million for 1995.

First Commercial Bancorp's financial performance improved to a net loss of $570,000, or $0.77 per share, for 1996 in comparison to a net loss of $7.43 million, or $40.69 per share, for 1995. The Company's operating results also improved during 1996 from a net loss of $1.16 million for the first quarter to net earnings of $15,000, $271,000 and $304,000 for the subsequent three quarters of 1996. The per share data gives effect to the additional shares issued in connection with the recapitalization of FCB in December 1995 and the rights offering to shareholders completed in June 1996. In addition, the per share data has been adjusted to reflect the 125 to one reverse stock split completed in December 1996.

The return to profitability for the Company and the Bank marks a new era for a Company which has endured financial difficulties for many years. The return to profitability is attributable to the recapitalization of the Company and the Bank, the reduced level of nonperforming assets and the restructuring of operations commensurate with the Company's strategic direction.

During 1996, the Company maintained its focus to further reduce its level of nonperforming assets. To this end, the Company is pleased to report that nonperforming assets were reduced to $1.06 million from $5.91 million at December 31, 1996 and 1995, respectively. The success of the Company in improving the level of its nonperforming assets enabled it to reduce its provision for possible loan losses from $3.89 million in 1995 to $1.16 million in 1996. In addition, losses and expenses on other real estate owned for 1996 were reduced to $1.00 million from $2.63 million for 1995. The improved operating performance is also attributable to the reduction in total noninterest expense by $4.51 million to $8.08 million for 1996 in comparison to $12.59 million for 1995.

With the recapitalization process complete, nonperforming assets at an acceptable level and core operations producing positive results, the Company's primary focus has shifted toward increasing its business development efforts among consumers and small and middle market businesses. These efforts are conducted through the Bank's expanding corporate banking and retail groups. We remain confident that our current activities will provide the Company further opportunity to improve its return to shareholders.

I would like to take this opportunity to extend our sincerest appreciation for the dedication and hard work of our employees, the loyalty of our customers and the support of our shareholders. It is our pledge to each of you that First Commercial Bancorp and First Commercial Bank will maintain the momentum we have established toward meeting our long-term objective of providing progressive banking services and achieving profitable growth.



Sincerely,



Donald W. Williams
Chairman of the Board,
     President and Chief Executive Officer

       The following table presents selected consolidated financial information for First Commercial Bancorp, Inc. and subsidiary (FCB or the Company) for each of the years in the five-year period ended December 31, 1996. In December 1996, FCB implemented a reverse stock split, whereby each 125 shares of outstanding common stock were converted into one share of common stock. For consistency, the number of shares referred to throughout this Annual Report were restated to give effect to the reverse split.


                                                                       Year ended December 31,
                                                                       -----------------------
                                                 1996           1995            1994         1993          1992
                                                 ----           ----            ----         ----          ----
                                                       (dollars expressed in thousands, except per share data)

Income statement data:
    Interest income                         $   11,936          13,750         18,356       20,100         24,605
    Interest expense                             5,540           6,136          5,910        6,370          8,973
                                              --------         -------        -------      -------        -------
    Net interest income                          6,396           7,614         12,446       13,730         15,632
    Provision for possible loan losses           1,155           3,885          9,809        8,100          7,260
                                              --------         -------        -------      -------        -------
    Net interest income after provision
       for possible loan losses                  5,241           3,729          2,637        5,630          8,372
    Noninterest income                           1,737           1,328          1,973        2,995          2,502
    Noninterest expense                          8,080          12,589         20,393       19,703         16,264
                                              --------          ------        -------      -------         ------
    Loss before income taxes                    (1,102)         (7,532)       (15,783)     (11,078)        (5,390)
    Provision for (benefit of) income taxes       (532)           (101)         2,407       (3,767)        (1,872)
                                              --------          ------        -------      -------         ------
    Net loss                                $     (570)         (7,431)       (18,190)      (7,311)        (3,518)
                                              ========          ======        =======      =======         ======

Per share data:
    Net loss                                $     (.77)          (40.69)      (486.36)     (195.48)        (94.31)
    Average shares outstanding                 738,260          182,608        37,400       37,400         37,304

Balance sheet data:
    Investment securities and federal
       funds sold                            $  49,729          83,249         85,189      113,701         46,224
    Total loans, net of unearned discount       94,497          74,015        130,172      194,377        234,923
    Total assets                               153,033         169,535        239,306      349,777        332,426
    Non-interest-bearing deposits               24,026          27,517         56,483      134,961        114,109
    Interest-bearing deposits                  112,110         128,647        177,053      188,835        185,637
    Retained deficit                              ---          (30,311)       (22,880)      (4,690)         2,621
    Total stockholders' equity                   6,330           3,579          4,355       23,144         30,444

Financial ratios:
    Return on average assets                      (.37)%        (4.09)%         (6.42)%      (2.30)%        (.98)%
    Return on average stockholders' equity      (12.29)       (205.11)        (112.01)      (26.57)       (10.29)

Asset quality ratios:
    Net charge-offs on loans to average loans     2.21           6.04            5.62         2.86          2.58
    Allowance for possible loan losses to
       total loans outstanding                    4.86           7.28            5.71         3.77          2.33
    Allowance for possible loan losses to
       total nonperforming loans                532.06         119.05           61.25        33.20         19.87

Capital ratios:
    Average stockholders' equity to
       average assets                             3.02           1.99            5.73         8.65          9.48
    Leverage ratio                                4.25           2.14            1.87         6.61          8.48
    Total risk-based capital ratio                6.95           4.99            4.27        10.16         11.89

     General. FCB is a Sacramento, California-based bank holding company incorporated in Delaware. FCB conducts its business through its sole subsidiary, First Commercial Bank, a California state chartered bank (the Bank) which commenced operations in 1979. The Bank operates a commercial banking business through its headquarters office in Sacramento and five branch offices located, in Roseville (two branches), San Francisco, Concord and Campbell, California. At December 31, 1996, the Company had $153.0 million in total assets, $94.5 million in total loans, net of unearned discount, $136.1 million in total deposits, and $6.3 million in total stockholders' equity. This compares to $169.5 million in total assets, $74.0 million in total loans, net of unearned discount, $156.2 million in total deposits, and $3.6 million in total stockholders' equity at December 31, 1995.
     In December 1996, FCB implemented a reverse stock split, whereby each 125 shares of outstanding common stock were converted into one share of common stock. For consistency, the numbers of shares referred to throughout this Annual Report were restated to give effect to the reverse split.
     The Bank offers a broad range of commercial and personal banking services, including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. The Bank's lending services include commercial and industrial, agricultural, real estate construction and development, residential real estate and consumer loans. Other financial services include credit-related insurance, automatic teller machines and safe deposit boxes.
     FCB grew substantially during the 1980s, primarily through the acquisition of 13 branches from California Canadian Bank and the acquisition of Citizens
Bank of  Roseville.  Between  1988 and 1992,  the  Company  focused  its lending activities on real estate construction loans and loans to small- and medium-sized businesses. FCB funded a substantial portion of its lending activities through deposits from title insurance and escrow companies, and from small- to medium-sized businesses. By December 31, 1993, FCB's total assets had reached $349.8 million. Included in this were $83.7 million of real estate construction and real estate secured loans, which represented 42.9% of the loan portfolio. This asset growth was funded by $323.8 million of deposits, of which $86.5 million, or 26.7% were title and escrow accounts. This focused lending and deposit generation strategy involved certain risks which has contributed significantly to FCB's financial performance.
     The downturn in the California economy during the late 1980's and early 1990's, particularly related to the real estate market, led to significant asset quality problems during this period. As a result, FCB reported losses of $3.5 million, $7.3 million, $18.2 million and $7.4 million for the years ended December 31, 1992, 1993, 1994 and 1995, respectively. These substantial losses, and the related asset quality problems, caused regulatory authorities to place FCB and the Bank under a Memorandum of Understanding (MOU) and under certain regulatory orders (Orders), respectively, which placed significant restrictions on their operations, including restrictions on the payment of dividends, requirements for the attainment of specified capital levels and reductions of classified assets. As a result of the recapitalization discussed below, combined with numerous other actions which have been taken by the Company, the MOU and Orders have been terminated, and, accordingly, FCB and the Bank no longer operate under these restrictions. Although FCB incurred a loss of $570,000 for the year ended December 31, 1996, this loss was comprised of a loss of $1.16 million during the first quarter of 1996, followed by net income of $590,000 during the remainder of 1996.

     Recapitalization and Financial Restructuring. As a result of its continuing losses, by June 30, 1995, FCB's leverage capital ratio had decreased to (.23)%, reflecting its negative capital position, and the Bank's leverage capital ratio had decreased to 1.08%. The Bank's capital level caused it to be classified as "critically undercapitalized" for regulatory purposes, subjecting it to the Prompt Corrective Action (PCA) provisions of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and requiring it to seek additional capital or face the possible imposition of a conservatorship or receivership within 90 days. As a result, as of June 30, 1995, FCB and the Bank entered into a Stock Purchase Agreement with First Banks, Inc. (First Banks) and Mr. James F. Dierberg, President and Chief Executive Officer of First Banks. Pursuant to the Stock Purchase Agreement, Mr. Dierberg provided interim financing for the Bank in the form of a purchase of $1.5 million of nonvoting preferred stock. On August 7, 1995, FCB entered into an Amended and Restated Stock Purchase Agreement (the Amended Agreement) with First Banks and Mr. Dierberg. The Amended

Agreement, and subsequent agreements entered into with First Banks, resulted in a series of transactions as follows:

       a. On August 22, 1995, First Banks acquired the Bank preferred stock from Mr. Dierberg for $1.5 million.
       b. On August 23, 1995, First Banks purchased 116,666,666 shares of Bank common stock for an additional $3.5 million.
       c. On October 31, 1995, First Banks purchased a convertible debenture of FCB for $1.5 million, the proceeds of which were used to increase the capital of the Bank.
       d. Following the completion of a Special Stockholders' Meeting on December 27, 1995, the shares of Bank preferred stock and Bank common stock held by First Banks were exchanged for 400,000 shares of FCB common stock. In addition, First Banks purchased a convertible debenture of FCB for $5.0 million, the proceeds of which, except for $250,000 retained by FCB, were contributed to the capital of the Bank.
       e. On December 28, 1995, First Banks purchased an additional 120,000 shares of FCB common stock for $1.5 million, the proceeds of which were used to increase the capital of the Bank.

     On February 16, 1996, after its Amended Registration Statement was declared effective by the Securities and Exchange Commission, FCB commenced an offering of an aggregate of 477,520 shares of newly-issued common stock (Rights Offering). The Rights Offering was composed of: (a) an offering to its existing shareholders, other than First Banks, of 400,000 shares at $12.50 per share; (b) an offering to individuals who were not shareholders of FCB of a maximum of 80,000 of the shares available in the Rights Offering which were not otherwise subscribed; and (c) an offering of 77,520 shares in exchange for certain outstanding dividend obligations and accrued interest thereon of FCB. The Rights Offering was completed during the second quarter of 1996 and approximately 288,720 shares were issued in exchange for $2.97 million in cash and $643,000 in outstanding dividend obligations. The Rights Offering provided $3.22 million of capital to FCB, net of underwriting expenditures of $373,000. As a result of the Rights Offering, First Banks' ownership was reduced to 61.46% prior to the conversion of the debentures, or 77.24% if the debentures had been converted as of December 31, 1996.
     The proceeds from these transactions, net of amounts retained by the parent company for corporate expenses and certain offering expenses incurred in the above transactions, were used to increase the capital of the Bank. As more fully discussed under "-- Capital," as a result of these transactions, the leverage ratios of FCB and the Bank as of December 31, 1996 have increased to 4.25% and 8.87%, respectively. Although FCB continues to be considered "significantly undercapitalized" for regulatory purposes, the Bank is currently considered "well capitalized."
     In December 1996, FCB's Board of Directors elected to implement an accounting change which is referred to as a "quasi-reorganization." This is an accounting procedure which results in restating the carrying values of the Company's assets and liabilities to their current fair values, and eliminating the deficit which had accumulated in previous years. The Company concluded the quasi-reorganization established a more appropriate basis upon which to evaluate the financial position and results of operations. The implementation, which was effective on December 31, 1996, did not have a significant impact on the financial position or results of operations of FCB.

       Financial Condition and Average Balances. FCB's average total assets were $153.7 million for the year ended December 31, 1996, compared with $181.7 million for 1995. The decrease in average total assets of $28.0 million is primarily attributable to federal funds sold and repurchase agreements which decreased on average to $10.3 million for the year ended December 31, 1996, from $34.9 million for 1995. The funds provided from this decrease were used to support decreases in more volatile sources of funds including time deposits of $100,000.
     For 1995, FCB's average total assets were $181.7 million, compared with $283.6 million for the year ended December 31, 1994. This reduction in average total assets reflected FCB's strategy to reduce assets to compensate for its eroded capital base over this time period, and to reduce title and escrow deposits to better control FCB's dependence on volatile liabilities. Included in the reduction in 1995 was the sale of the San Diego branch in January 1995, which had $16.6 million of total deposits at the date of the sale, and the closing of the Santa Rosa branch in April 1995, which had total deposits of approximately $9.0 million at the date of closing.
     The reduction in deposits was funded by corresponding reductions in federal funds sold and loans, net of unearned discount. Loans, net of unearned discount, were $74.0 million at December 31, 1995, compared with $130.2 million and $194.4 million at December 31, 1994 and 1993, respectively. This reduction reflected FCB's efforts to reduce its level of problem assets, and in particular, the efforts to reduce its concentration in real estate construction and development and in commercial real estate loans. Construction and development loans decreased to $4.1 million at December 31, 1995, from $16.4 million and $39.9 million at December 31, 1994 and 1993, respectively. Other loans secured by real estate have been reduced to $32.9 million at December 31, 1995, compared with $38.4 million and $43.8 million at December 31, 1994 and 1993, respectively.
     As previously discussed under "-- Recapitalization," stockholders' equity improved to $6.33 million at December 31, 1996, from $3.58 million at December 31, 1995.
     The  following  table  sets forth  certain  information  relating  to FCB's average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                                                    Years ended December 31,
                                              1996                          1995                           1994
                               ----------------------------      ------------------------      ----------------
                                            Interest                        Interest                     Interest
                                Average      income/ Yield/       Average    income/ Yield/     Average   income/   Yield
Assets                          balance      expense  rate        balance    expense  rate      balance   expense   rate
------                          -------      -------  ----        -------    -------  ----      -------   -------   ----
                                                           (dollars expressed in thousands)
Interest-earning assets:
 Loans (1) (2) (3)           $ 87, 909       8,643    9.83%    $  97,875     9,734    9.95%    $166,866   15,126    9.07%
   Investment securities (3)    47,294       2,738    5.79        32,994     1,981    6.00       20,696    1,109    5.36
     Federal funds sold and
       repurchase agreements    10,324         555    5.38        34,946     2,035    5.82       46,249    2,026    4.38
 Other                            -             -      -              10      -        -          2,560       95    3.71
                               -------       -----    ----       -------    ------    ----      -------    -----    ----
 Total interest-earning
   assets                      145,527      11,936    8.20       165,825    13,750    8.29      236,371   18,356    7.77
                                            ------    ====                  ------    ====                ------    ====
Nonearning assets                8,147                            15,859                         47,202
                              --------                           -------                        -------
            Total assets      $153,674                         $ 181,684                       $283,573
                               =======                           =======                        =======
Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing liabilities:
  Interest-bearing
    demand deposits           $ 36,778         885    2.41%     $ 48,036     1,082    2.25%     $82,088    1,989     2.42%
  Savings deposits              15,456         349    2.26        18,188       481    2.65       24,032      589     2.45
 Time deposits of $100
    or more                     11,292         599    5.30        19,863     1,054    5.31       29,281    1,123     3.84
   Other time deposits          52,009       2,803    5.39        55,492     3,366    6.07       49,919    2,157     4.32
                                ------       -----                ------     -----               ------    -----

   Total interest-bearing
     deposits                  115,535       4,635    4.01       141,579     5,983    4.23      185,320    5,858     3.16
   Other borrowings              6,574         905   13.77         1,566        15    9.77          747       52     6.96
                               -------       -----               -------     -----              -------   ------
   Total interest-bearing
    liabilities                122,109       5,540    4.54       143,145     6,136    4.29      186,067    5,910     3.18
                                             -----    ====                   -----    ====                 -----     ====
Noninterest-bearing liabilities:
 Demand deposits                24,055                            34,096                         79,340
 Other liabilities               2,873                               820                          1,618
                               -------                            ------                        -------
   Total liabilities           149,037                           178,061                        267,025
    Stockholders' equity         4,637                             3,623                         16,548
                               -------                           -------                        -------
     Total liabilities and
      stockholders' equity    $153,674                          $181,684                       $283,573
                               =======                           =======                        =======

Net interest income                       $ 6,396                           $7,614                       $12,446
                                            =====                            =====                        ======
Net interest margin                                   4.40%                           4.59%                          5.27%
                                                    ======                            ====                           ====

---------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)    Interest income on loans includes loan fees.
(3)    FCB has no tax-exempt income.


     The following table indicates the changes in interest income and interest expense which are attributable to changes in average volume and changes in average rates, in comparison with the same period in the preceding year. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

                                                         Increase (decrease) attributable to change in
                                              December 31, 1996 compared            December 31, 1995 compared
                                                 to December 31, 1995                   to December 31, 1994
                                           -------------------------------          ------------------------
                                                                        Net                                  Net
                                          Volume          Rate        Change       Volume       Rate       Change
                                                              (dollars expressed in thousands)
Interest earned on:
   Loans (1) (2)                       $    (975)         (116)      (1,091)      (7,045)       1,653     (5,392)
   Investment securities (3)                 824           (67)         757          726          146        872
   Federal funds sold and
     repurchase agreements                (1,336)         (144)      (1,480)      (1,480)       1,489          9
   Other                                    --             --           --          (127)          32        (95)
                                          ------         ------      -------      ------       ------      -----
         Total interest income            (1,487)         (327)       (1,814)     (7,926)       3,320     (4,606)
                                          ------         ------      -------       -----        -----     ------
Interest paid on:
   Interest-bearing demand deposits         (277)           79         (198)        (776)        (131)      (907)
   Savings deposits                          (67)          (65)        (132)        (163)          55       (108)
   Time deposits of $100 or more            (454)           (1)        (455)        (425)         356        (69)
   Other time deposits                      (202)         (361)        (563)         241          968      1,209
   Other borrowings                          667            85          752           74           27        101
                                          ------        ------       ------        -----        -----      -----
         Total interest expense             (333)         (263)        (596)      (1,049)       1,275        226
                                          ------        ------       ------        -----        -----      ------
         Net interest income           $  (1,154)          (64)     (1,218)       (6,877)       2,045     (4,832)
                                         =======        ======      ======         =====        =====      =====

------------------------

(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  FCB has no tax-exempt income.

     Net Interest Income. The primary source of FCB's income is net interest income, which is the difference between the interest earned on assets and the interest paid on liabilities. Net interest income was $6.40 million, or 4.40% of average earning assets, for the year ended December 31, 1996, compared with $7.61 million, or 4.59% of average earning assets, and $12.45 million, or 5.27% of average earning assets, for the years ended December 31, 1995 and 1994, respectively.
     The decrease in net interest income for the three-year period ended December 31, 1996 is primarily attributable to the decrease in average interest-earning assets during this period. The decrease in the net interest margin is attributable to the declining capital position during 1994 and 1995 and reductions in noninterest bearing deposits. In addition, it reflects the reduction of title and escrow deposits, which typically carry relatively high non-interest bearing deposits and a correspondingly high cost of services, as well as the sale of a branch office and closing of a second in 1995. These decreases are consistent with FCB's recapitalization strategy.

     Comparison of Results of Operations for 1996 and 1995
     Net Loss. Net loss for the year ended December 31, 1996 was $570,000 in comparison to a net loss of $7.43 million for 1995. The improvement in the operating results for 1996, in comparison to 1995, is primarily attributable to reductions in the provision for possible loan losses and noninterest expenses. As previously discussed, net interest income was $6.40 million, or 4.40% of average earning assets, for 1996, compared to $7.61 million, or 4.59% of average earning assets, for 1995.
     Provision for Possible Loan Losses. The provisions for possible loan losses were $1.16 million and $3.89 million for the years ended December 31, 1996 and 1995, respectively. Net loan charge-offs were $1.95 million and $5.91 million for the years ended December 31, 1996 and 1995, respectively. The allowance for possible loan losses was $4.60 million, or 4.86% of loans, net of unearned discount, at December 31, 1996, compared to $5.39 million, or 7.28% of loans, net of unearned discount, at December 31, 1995. The reduction in the allowance for possible loan losses reflects the decreases in the levels of net loan charge-offs and nonperforming and criticized loans during 1996.
     Noninterest Income and Expense. Noninterest income increased by $410,000 to $1.74 million from $1.33 million for the years ended December 31, 1996 and 1995, respectively. The components of the change are summarized below.
     Service charges on deposit accounts and customer service fees decreased by $50,000 to $751,000 from $801,000 for the years ended December 31, 1996 and 1995, respectively. The decrease is primarily attributable to the sale of the San Diego branch in January 1995 and the closure of the Santa Rosa branch in April 1995, which resulted in a reduction in accounts on which service charges could be assessed.
     Other income increased to $986,000 for the year ended December 31, 1996, compared to $527,000 for 1995. The Company held certain leveraged leases on railroad cars which were assigned to an unrelated party during the third quarter of 1996. Simultaneously, with the assignment of these leases, the Company sold its interest in the railroad cars, realizing a net gain on the transaction of $795,000.

     The  following  table  summarizes  noninterest  expense for the years ended
December 31, 1996 and 1995, respectively.
                                                                                   Increase (Decrease)
                                                                                   -------------------
                                                    1996            1995          Amount         Percent
                                                    ----            ----          ------         -------
                                                             (dollars expressed in thousands)

    Salaries and employee benefits              $    2,177         4,117          (1,940)        (47.12)
    Occupancy, net of rental income                    881         1,603            (722)        (45.04)
    Furniture and equipment                            390           581            (191)        (32.87)
    Federal Deposit Insurance Corporation
       premiums                                        337           629            (292)         46.42
    Postage, printing and supplies                     477           297             180          60.61
    Legal, examination and professional fees         1,501         1,164             337          28.95
    Data processing                                    401           145             256         176.55
    Communications                                     202           210              (8)         (3.81)
    Losses and expenses on foreclosed
       property, net                                 1,002         2,631           (1,629)       (61.92)
    Other                                              712         1,212             (500)       (41.25)
                                                   -------        ------          -------
              Total noninterest expense         $    8,080        12,589           (4,509)       (35.82)
                                                   =======        ======          =======        ======

     Noninterest expense decreased by $4.51 million to $8.08 million from $12.59 million for the years ended December 31, 1996 and 1995, respectively. The decrease in noninterest expense is primarily attributable to reductions in salaries and employee benefits, occupancy costs and losses and expenses on foreclosed real estate.
     The decrease in salaries and employee benefits of $1.94 million to $2.18 million from $4.12 million for the years ended December 31, 1996 and 1995, respectively, relates primarily to reductions in staff achieved through the data processing conversion and centralization of certain operating functions, as well as an overall reevaluation of FCB's personnel requirements considering the strategic plan and other services and personnel available through First Banks.
     Occupancy expenses decreased by $722,000 to $881,000 from $1.60 million for the years ended December 31, 1996 and 1995, respectively. The decrease is primarily attributable to a 1995 nonrecurring adjustment to write-off the remaining leasehold improvements of the Santa Rosa branch, which was closed during 1995, the closure of the San Diego branch in 1995 and one Sacramento branch in 1996 and the relocation of the former administrative offices in September 1995 to more economical offices available at FCB's Howe Avenue branch.
     As a result of the closure of these facilities, furniture and equipment also decreased by $191,000 to $390,000 from $581,000 for the years ended December 31, 1996 and 1995, respectively.
     Contributing further to the decrease in noninterest expense was a decrease of $1.63 million in losses and expenses on foreclosed property to $1.00 million from $2.63 million for the years ended December 31, 1996 and 1995, respectively. The decrease reflects the decreasing volume of foreclosed real estate and the stabilizing market values of properties that were previously foreclosed upon.
     Income Taxes. The accompanying consolidated statements of operations reflect a current income tax benefit of $532,000 and $101,000 for the years ended December 31, 1996 and 1995, respectively. As more fully discussed in Note 8 to the consolidated financial statements, the tax benefit is attributable to the inclusion of FCB's taxable losses in First Banks' consolidated tax return during the period from December 28, 1995 through May 18, 1996. Upon completion of FCB's Rights Offering, First Banks' ownership decreased below 80% and, accordingly, any subsequent tax benefits realized by FCB are dependent on the ability of FCB to generate taxable income.

     Comparison of Results of Operations for 1995 and 1994
     Net Loss. Net loss for the year ended December 31, 1995 was $7.43 million in comparison to a net loss of $18.19 million for the same period in 1994. The improvement in the operating results for 1995, in comparison to 1994, is attributable to reductions in the provision for possible loan losses and noninterest expenses, partially offset by a reduction in net interest income. As previously discussed, net interest income was $7.61 million, or 4.59% of average earning assets, for 1995, compared to $12.45 million, or 5.27% of average earning assets, for 1994.
     Provision for Possible Loan Losses. The provision for possible loan losses was $3.89 million and $9.81 million for the years ended December 31, 1995 and 1994, respectively. Net loan charge-offs were $5.91 million and $9.71 million for the years ended December 31, 1995 and 1994, respectively. The allowance for possible loan losses was $5.39 million, or 7.28% of loans, net of unearned discount, at December 31, 1995, compared to $7.44 million, or 5.71% of loans, net of unearned discount, at December 31, 1994. The reduction in the allowance for possible loan losses reflects the decrease in the amount of nonperforming and criticized loans during the year as well as the overall decline in the total loans outstanding. However, the allowance for possible loan losses as a percentage of loans increased in recognition of the disproportionate effect of nonperforming and criticized loans on a decreasing portfolio. As more fully discussed in "-- Financial Condition and Average Balances" and "-- Lending and Credit Management," the decrease in the provision for possible loan losses during 1995 is primarily attributable to the overall reduction in the loan portfolio, a lower level of nonperforming loans, and more stable market values of real estate within FCB's market area.
     Noninterest Income and Expense. Noninterest income decreased by $640,000 to $1.33 million from $1.97 million for the years ended December 31, 1995 and 1994, respectively.
     Service charges on deposit accounts and customer service fees decreased by $479,000 to $801,000 from $1.28 million for the years ended December 31, 1995 and 1994, respectively. The decrease is primarily attributable to the sale of the San Diego branch in January 1995 and the closure of the Santa Rosa branch in April 1995, which resulted in a reduction in accounts on which service charges could be assessed.
     Mortgage brokerage activities of FCB were discontinued in April 1994. Mortgage brokerage fee income for the year ended December 31, 1994 was $68,000. In addition, FCB discontinued its in-house credit card program during the second quarter of 1995, resulting in a decrease in related fee income of $49,000 to $19,000 from $68,000 for the years ended December 31, 1995 and 1994, respectively.

     The  following  table  summarizes  noninterest  expense for the years ended
December 31, 1995 and 1994, respectively.
                                                                                   Increase (Decrease)
                                                                                   -------------------
                                                    1995            1994          Amount         Percent
                                                    ----            ----          ------         -------
                                                             (dollars expressed in thousands)

    Salaries and employee benefits              $    4,117          6,568         (2,451)        (37.32)%
    Occupancy, net of rental income                  1,603          1,443            160          11.09
    Furniture and equipment                            581            930           (349)        (37.53)
    Federal Deposit Insurance Corporation
       premiums                                        629            820           (191)        (23.29)
    Postage, printing and supplies                     297            372            (75)        (20.16)
    Legal, examination and professional fees         1,164            725            439          60.55
    Data processing                                    145             80             65          81.25
    Communications                                     210             82            128         156.10
    Losses and expenses on foreclosed
       property, net                                 2,631          6,035         (3,404)        (56.40)
    Amortization and write-off of acquisition
       intangibles                                    --            1,047         (1,047)       (100.00)
    Other                                            1,212          2,291         (1,079)        (47.10)
                                                    ------         ------         ------
              Total noninterest expense      $      12,589         20,393         (7,804)        (38.27)
                                                    ======         ======         ======         ======

     Noninterest expense decreased by $7.80 million to $12.59 million from $20.39 million for the years ended December 31, 1995 and 1994, respectively.
While virtually each functional area of FCB experienced reductions in noninterest expense, the decrease is primarily attributable to reductions in salaries and employee benefits, losses and expenses on foreclosed real estate and amortization and write-off of acquisition intangibles.
     The decrease in salaries and employee benefits of $2.45 million to $4.12 million from $6.57 million for the years ended December 31, 1995 and 1994, respectively, relates primarily to reductions in staff. FCB's staff was reduced to 63 full-time equivalent employees at December 31, 1995, from 150 full-time equivalent employees at December 31, 1994. The decrease is attributable to the sale and closure of the San Diego and Santa Rosa branches, respectively, and in December 1995, FCB's conversion to First Banks' data processing and centralized operations. Offsetting the decrease in salaries and employee benefits for 1995 was $299,000 of severance costs. Those severance costs are associated with the realignment of staff in connection with the aforementioned conversion and centralization of certain operating functions, as well as an overall reevaluation of FCB's personnel requirements considering other services and personnel available through First Banks.
     Contributing further to the decrease in noninterest expense was a decrease of $3.41 million in losses and expenses on foreclosed property to $2.63 million from $6.04 million for the years ended December 31, 1995 and 1994, respectively. The decrease is attributable to write-downs which declined to $1.4 million from $5.0 million for the years ended December 31, 1995 and 1994, respectively. This reflects the decreasing volume of foreclosed real estate and the stabilizing market values of properties that were previously foreclosed upon.
     In addition, furniture and equipment decreased $349,000 to $581,000 from $930,000 for the years ended December 31, 1995 and 1994, respectively. The decrease is primarily due to the reduction in depreciation expense related to data processing equipment which was fully depreciated during 1994.
     Amortization and write-off of acquisition intangibles was $1.05 million for the year ended December 31, 1994, which included the write-off of the remaining intangible of $992,000 initially recorded in 1988 upon FCB's acquisition of three branches of Citizens Bank of Roseville.
     Offsetting the decrease in noninterest expense was an increase in occupancy expenses of $160,000 to $1.60 million from $1.44 million for the year ended December 31, 1995 and 1994, respectively. The increase is primarily attributable to a nonrecurring adjustment to write-off the remaining leasehold improvements of the Santa Rosa branch, which was closed during 1995, and the former administrative offices relocated in September 1995 to more economical offices available at FCB's Howe Avenue branch.
     Income Taxes. The accompanying consolidated statement of operations reflects a current income tax benefit of $101,000 for the year ended December 31, 1995. This compares to a $2.41 million provision for income taxes for the same period in 1994. For 1995, FCB realized a tax benefit of $101,000 resulting from its inclusion in the consolidated tax return of First Banks.
     The provision for income taxes for the year ended December 31, 1994 reflects the write-off of previously recorded deferred income tax assets. In recognition of the substantial loss reported for the year ended December 31, 1994, FCB concluded that it no longer met the realization standards for its income tax assets as embodied in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). See Note 8 to the accompanying consolidated financial statements for additional information regarding income taxes.

     Lending and Credit Management. The primary source of income for FCB is the interest and fees earned on its loan portfolio. This income decreased to 72.41% and 70.79% of total interest income for the years ended December 31, 1996 and 1995, respectively, from 82.40% for 1994. The reduction in interest income reflects the overall decrease in the amount of loans, net of unearned discount, from $130.2 million at December 31, 1994 to $94.5 million and $74.0 million at December 31, 1996 and 1995, respectively.
     This reduction in loan income is critical to the profitability of the Bank. While loans carry with them inherent credit risks, this can be controlled by effective loan underwriting and loan approval procedures, a strong credit administration and risk management system and periodic independent loan reviews. At the same time, loans typically have interest rates and fees which are substantially higher than alternative earning assets, such as investment securities and federal funds sold. For the years ended December 31, 1996 and 1995, the average yield on the Bank's loan portfolio was 9.83% and 9.95%, compared to 5.79% and 6.00% on its investment securities portfolio, respectively.

     FCB's strategy for addressing the problems created by its asset quality included the reduction of real estate construction loans outstanding as well as the overall reduction of loans which were classified. This required the lending staff to focus its efforts on the collection, strengthening and restructuring of loans considered problems, rather than on the origination of new loans to replace them. The effects of this were further compounded during 1995 by the resignation of a majority of the Bank's loan officers.
     With the completion of the recapitalization of the Bank, and the continued reduction in the level of problem assets, management of the Bank has initiated a plan for the renewal of business development efforts within its markets and the rejuvenation of its commercial banking business including the restaffing of the lending organization, which has now been completed. Augmenting this development effort, the Bank has $17.9 million in whole loans and loan participations at December 31, 1996 purchased from affiliates of First Banks. In addition, the Bank has sold $2.0 million in loan participations to affiliates at December 31, 1996. There were no loans purchased from affiliates outstanding at December 31, 1995.
     The following table shows the composition of the loan portfolio by major category and the percent of each to the total portfolio as of the dates presented:

                                                                    December 31,
                                  1996              1995               1994                1993             1992
                           ---------------     ---------------    ---------------     --------------     --------------
                           Amount    Percent   Amount   Percent    Amount   Percent    Amount  Percent   Amount  Percent
                                                           (dollars expressed in thousands)

Commercial and financial $ 32,756     34.7%   $ 33,752    45.6%   $ 69,597    53.5%  $103,949   53.5% $ 119,115   50.7%
Real estate construction
    and development        13,807     14.6       4,094     5.5      16,386    12.6     39,879   20.5     59,228   25.2
Real estate mortgage       39,103     41.4      32,857    44.4      38,439    29.5     43,803   22.5     48,060   20.5
Consumer and in-
    stallment, net of
    unearned discount       8,831      9.3       3,312     4.5       5,750     4.4      6,746    3.5      8,520    3.6
                          -------      ---      ------   -----    --------    ----    -------  -----    -------   ----
       Total loans       $ 94,497    100.0%   $ 74,015   100.0%  $ 130,172   100.0%  $194,377  100.0% $ 234,923  100.0%
                          =======   ======      ======   =====    ========   =====    =======  =====    =======  =====

     Loans at December 31, 1996 mature as follows:

                                                            Over one year
                                                          through five years       Over five years
                                            One year       Fixed   Floating      Fixed      Floating
                                             or less       rate      rate        rate         rate       Total
                                             -------       ----      ----        ----         ----       -----
                                                           (dollars expressed in thousands)

Commercial and financial                  $  27,937        4,364         -          455         -        32,756
Real estate construction
    and development                          13,807                      -           -          -        13,807
Real estate mortgage                         33,904        3,330         -        1,869         -        39,103
Consumer and installment                      2,077        6,754         -           -          -         8,831
                                           --------       ------       ----        ----        ---      -------
                                          $  77,725       14,448         -        2,324         -        94,497
                                           ========      =======       ====       =====        ===      =======


     The following table is a summary of loan loss experience for the five years ended December 31, 1996:

                                                                           December 31,
                                                   -------------------------------------------------------------
                                                   1996           1995         1994           1993         1992
                                                   ----           ----         ----           ----         ----
                                                                 (dollars expressed in thousands)

Allowance for possible loan losses,
    beginning of period                        $   5,388         7,437         7,337         5,484         5,003
                                                --------       -------       -------       -------        ------
Loans charged off:
    Commercial and financial                     (2,043)        (4,880)       (3,712)       (2,455)         (503)
    Real estate construction and
      development                                  (164)          (430)       (5,591)       (3,831)       (5,991)
    Real estate mortgage                           (680)          (670)         (661)         (164)         (354)
    Consumer and installment                       (106)          (290)          (59)          (59)         (136)
                                                 -------        -------       ------       -------        ------
         Total loans charged-off                  (2,993)       (6,270)      (10,023)       (6,509)       (6,984)
                                                 -------        ------        ------       -------        ------
Recoveries of loans previously charged off:
    Commercial and financial                        926            306           176           219           182
    Real estate construction and
      development                                    15             36           125            -             -
    Real estate mortgage                             75             -             -              1            -
    Consumer and installment                         31             21            13            42            23
                                                -------        -------       -------        ------         -----
         Total recoveries                         1,047            363           314           262           205
                                                -------        -------       -------        ------         -----
         Net loans charged-off                   (1,946)        (5,907)       (9,709)       (6,247)       (6,779)
                                                -------        -------       -------        ------         -----
Provision for possible loan losses                1,155          3,885         9,809         8,100         7,260
                                                -------        -------       -------        ------         -----
Reduction in allowance for possible
    loan losses transferred with
    branch sale                                    -               (27)          -             -             -
                                                -------        -------       -------        ------       -------
Allowance for possible loan losses,
    end of period                              $  4,597          5,388         7,437         7,337         5,484
                                                =======        =======       =======       =======       =======

Loans outstanding:
    Average                                    $87,909          97,875       172,758       218,427       262,752
    End of period                               94,497          74,015       130,172       194,377       234,923
                                                ======          ======       =======       =======       =======
    Ratio of allowance for possible
      loan losses to loans outstanding:
        Average                                   5.23%           5.50%         4.30%        3.36%         2.09%
        End of period                             4.86            7.28          5.71         3.77          2.33
    Ratio of net charge-offs to average
      loans outstanding                           2.21            6.04          5.62         2.86          2.58
                                                  ====          ======       =======      =======        ======

Allocation of allowance for possible loan losses at end of period:
    Commercial and financial                   $  1,964          2,125         5,076         2,971         1,613
    Real estate construction and
      development                                   400          1,128           971         3,950         3,624
    Real estate mortgage                          1,812          1,866         1,315           353           134
    Consumer and installment                        421            269            75            63           113
                                                 ------        -------       -------       -------       -------
         Total                                 $  4,597          5,388         7,437         7,337         5,484
                                                 ======        =======       =======       =======       =======

Percent of categories to loans, net of unearned discount:
    Commercial and financial                      34.66%        45.60%          53.47%        53.48%        50.70%
    Real estate construction and
      development                                 14.61          5.53           12.59         20.52         25.21
    Real estate mortgage                          41.38         44.39           29.53         22.54         20.46
    Consumer and installment                       9.35          4.48            4.41          3.46          3.63
                                                 ------        ------          ------        ------        ------
         Total                                   100.00%       100.00%         100.00%       100.00%       100.00%
                                                 ======        ======          ======        ======        ======



     Nonperforming assets include nonaccrual loans and foreclosed property. The following table presents the categories of nonperforming assets and loans past due 30 days or more for the past five years:

                                                                          December 31,
                                                    -----------------------------------------------------------
                                                    1996         1995         1994           1993          1992
                                                    ----         ----         ----           ----          ----
                                                                (dollars expressed in thousands)

Nonperforming loans:
    Commercial and financial - nonaccrual        $     241        2,371        5,968         3,324          2,405
    Real estate construction and development -
      nonaccrual                                        58          484        3,921        16,184         24,166
    Real estate mortgage:
      Nonaccrual                                       286        1,146        1,355         1,592              9
      Restructured                                      -           525          710         1,000          1,000
    Consumer and installment -
      nonaccrual                                       279           -           189            -              25
                                                    ------       ------      -------      --------      ---------
          Total nonperforming loans                    864        4,526       12,143        22,100         27,605
Foreclosed property, net                               192        1,380        5,222        13,171         17,994
                                                    ------       ------      -------       -------       --------
          Total nonperforming assets              $  1,056        5,906       17,365        35,271         45,599
                                                    ======       ======      =======       =======       ========

Loans, net of unearned discount                   $ 94.497       74,015      130,172       194,377        234,923
                                                    ======       ======      =======       =======        =======
Loans past due:
    Over 30 days to 90 days                       $    831        3,015        4,514           536          4,942
    Over 90 days and still accruing                     32        2,249           22            50            300
                                                   -------       ------      -------       -------        --------
          Total past due loans                    $    863        5,264        4,536           586           5,242
                                                   =======       ======      ========      =======        ========

Allowance for possible loan losses to loans          4.86%         7.28%        5.71%          3.77%         2.33%
Nonperforming loans to loans                          .91          6.11         9.33          11.37          11.75
Allowance for possible loan losses
    to nonperforming loans                         532.06        119.05        61.25          33.20          19.87
Nonperforming assets to total loans
    and foreclosed property                          1.12          7.83         12.83         16.99           18.03
                                                   ======        ======      ========      ========        ========

     As of December 31, 1996 and 1995, $3.2 million and $11.94 million, respectively, of loans not included in the table above were identified by management as having potential credit problems which raised doubts as to the ability of the borrowers to comply with the present loan repayment terms.
     FCB does not lend funds for foreign loans. Additionally, FCB does not have any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table. FCB does not have a material amount of other interest-bearing assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.
     FCB's credit management policy and procedures focus on identifying and managing credit exposure. FCB utilizes a lender-initiated system of rating credits, which is subsequently tested by internal loan review and bank regulators. Adversely rated credits are included on a watch list, and are reviewed at least every four months. Loans may be added to the watch list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates.
     In addition to the rating system, the credit administration coordinates the periodic credit reviews and provides management with information on risk levels, trends, delinquencies and portfolio concentrations.
     The allowance for possible loan losses is based on past loan loss experience, FCB management's evaluation of the quality of the loans in the portfolio and the anticipated effect of national and local economic conditions relative to the ability of loan customers to repay. Each month, the allowance for possible loan losses is reviewed relative to the watch list and other data to determine its adequacy. The provision for possible loan losses is management's estimate of the amount necessary to maintain the allowance at a level consistent with this evaluation. As adjustments to the allowance for possible loan losses are considered necessary, they are reflected in the consolidated statements of operations.

     Investment Securities. Investment securities decreased to $38.2 million at December 31, 1996 from $74.3 million at December 31, 1995. The proceeds from the decrease in investment securities were utilized to fund loan growth and reductions in time deposits of $100,000 or more. During 1995, investment securities increased by $56.6 million to $74.3 million from $17.7 million at December 31, 1995 and 1994, respectively. This increase is attributable to the reduction in loans throughout 1995 and a shift from federal funds sold and securities purchased under agreements to resale to short term available-for-sale securities as they provided a more consistent and attractive return.

     Deposits. Deposits are the primary source of funds for FCB. The following table sets forth the distribution of FCB's deposit accounts at the dates indicated and the weighted average interest rates by category of deposit:

                                                                      December 31,
                                                 1996                     1995                      1994
                                          -----------------        ------------------         ----------------
                                           Balance      Rate        Balance      Rate          Balance    Rate
                                           -------      ----        -------      ----          -------    ----
                                                            (dollars expressed in thousands)

Non-interest-bearing demand             $  24,026         - %    $   27,517        - %      $  56,483        - %
Interest-bearing demand and
    money market accounts                  33,617       2.51         39,646      2.43          68,840      2.39
Savings                                    13,381       2.27         16,707      2.50          21,695      2.44
Time deposits of $100 or more               9,284       5.84         18,764      5.81          25,317      4.52
Other time                                 55,828       5.80         53,530      5.94          61,201      5.10
                                          -------       ====       --------      ====        --------      ====
      Total deposits                    $  136,136               $  156,164                 $ 233,536
                                          ========                  =======                   =======

     Interest Rate Risk Management. In financial institutions, the maintenance of a satisfactory level of net interest income is a primary factor in achieving acceptable income levels. However, the maturity and repricing characteristics of the institution's loan and investment portfolios, relative to those within its deposit structure, may differ significantly. Furthermore, the ability of borrowers to repay loans and depositors to withdraw funds prior to stated maturity dates introduces divergent option characteristics which operate primarily as interest rates change. This causes various elements of the institution's balance sheet to react in different manners and at different times relative to changes in interest rates, thereby leading to increases or decreases in net interest income over time. Depending upon the nature and velocity of interest rate movements and their effect on the specific components of the institution's balance sheet, the effects on net interest income can be substantial. Consequently, a fundamental requirement in managing a financial institution is establishing effective control of the exposure of the institution to changes in interest rates.
     FCB manages its interest rate risk by: (1) maintaining an Asset Liability Committee (ALCO) responsible to FCB's Board of Directors to review the overall interest rate risk management activity and approve actions taken to reduce risk;
(2) maintaining an effective monitoring mechanism to determine FCB's exposure to changes in interest rates; and (3) coordinating the lending, investing and deposit-generating functions to control the assumption of interest rate risk. The objective of these procedures is to limit the adverse impact which changes in interest rates may have on net interest income.
     The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes senior executives of investments, credit, retail banking and finance, and certain other officers. The ALCO is supported by the Asset Liability Management Group which monitors interest rate risk, prepares analyses for review by the ALCO and implements actions which are either specifically directed by the ALCO or established by policy guidelines. To measure the effect of interest rate changes, FCB recalculates its net income over two one-year horizons on a pro forma basis assuming instantaneous, permanent parallel and non-parallel shifts in the yield curve, in varying amounts both upward and downward.

     In addition to the simulation model employed by FCB, a more traditional interest rate sensitivity position is prepared and reviewed in conjunction with the results of the simulation model. The following table presents the projected maturities and periods to repricing of FCB's rate sensitive assets and liabilities as of December 31, 1996, adjusted to account for anticipated prepayments:

                                                               Over three  Over six
                                                        Three    through    through   Over one    Over
                                                       months      six      twelve     through    five
                                                       or less   months     months   five years   years      Total
                                                       -------   ------     ------   ----------   -----      -----
                                                                           (dollars expressed in thousands)
Interest-earning assets:
   Loans (1)                                       $  35,415     19,936     16,895     20,899      1,352     94,497
   Investment securities                               9,019      8,042      5,509     15,659         -      38,229
   Federal funds sold                                 11,500        -           -          -          -      11,500
                                                      ------      -----    -------     ------     ------    -------
     Total interest-earning assets                    55,934     27,978     22,404     36,558      1,352    144,226
                                                      ------     ------     ------     ------     ------    -------
Interest-bearing liabilities:
   Interest-bearing demand accounts                    6,274      3,900      2,543      1,865      2,375     16,957
   Money market demand accounts                       16,660         -          -          -          -      16,660
   Savings accounts                                    2,275      1,873      1,606      2,275      5,352     13,381
   Time deposits                                      15,909     11,936     31,592      5,675         -      65,112
   12% convertible debenture                              -          -          -       6,500         -       6,500
                                                      ------     ------     ------    -------     ------    -------
     Total interest-bearing liabilities               41,118     17,709     35,741     16,315      7,727
                                                      ------     ------     ------     ------     ------
118,610
Interest-sensitivity gap:
   Periodic                                        $  14,816     10,269    (13,337)    20,243     (6,375)    25,616
                                                                                                           ========
   Cumulative                                         14,816     25,085     11,748     31,991     25,616
                                                      ======     ======     ======     ======     ======
Ratio of interest-sensitive assets to
 interest-sensitive liabilities:
     Periodic                                           1.36       1.58       0.63       2.24       0.17       1.22
                                                                                                               ====
     Cumulative                                         1.36       1.43       1.12       1.29       1.22
                                                        ====       ====       ====       ====       ====

----------------------
(1) Loans presented net of unearned discount

     Management makes certain assumptions in preparing the table above. These assumptions include: loans will repay at historic repayment speeds; mortgage-backed securities, included in investment securities, will repay at projected repayment speeds; interest-bearing demand accounts and savings accounts are interest-sensitive at a rate of 37% and 17%, respectively, of the remaining balance for each period presented; and fixed maturity deposits will not be withdrawn prior to maturity.
     At December 31, 1996, FCB was asset-sensitive on a cumulative basis through the twelve-month time horizon by $11.7 million, or 7.68% of total assets, compared to a liability-sensitive position of $466,000, or .27% of total assets at December 31. 1995. The change to the current asset-sensitive position is attributable to the increase to $72.2 million from $31.4 million in the amount of loans repricing within one year at December 31, 1996 and 1995, respectively. The interest-sensitivity position is one of several measurements of the impact of interest rate changes on net interest income. Its usefulness in assessing the effect of potential changes in net interest income varies with the constant change in the composition of FCB's assets and liabilities. For this reason, FCB places greater emphasis on a simulation model for monitoring its interest rate risk exposure.

     Capital. For each of the three years ended December 31, 1994, FCB and the Bank incurred substantial operating losses related primarily to asset quality problems. These problems continued throughout 1995, resulting in the elimination of FCB's stockholders' equity, and the substantial reduction of the Bank's stockholders' equity, by June 30, 1995. The Bank's reduced capital level caused it to be classified as "critically undercapitalized" for regulatory purposes, subjecting it to the Prompt Corrective Action provisions of the Financial
Institutions Reform, Recovery and Enforcement Act of 1989. These provisions required it to seek additional capital or face the possible imposition of a conservatorship or receivership within 90 days. As more fully discussed in " -- Recapitalization" and Note 2 to the accompanying consolidated financial statements, FCB and the Bank completed its recapitalization during 1996. As a result, the Tier 1 capital ratios of FCB and the Bank as of December 31, 1996 increased to 5.66% and 11.84%, respectively. Although FCB continues to be considered "significantly undercapitalized" for regulatory purposes, the Bank is considered "well-capitalized."

     Liquidity. The liquidity of FCB and the Bank is the ability to maintain a cash flow which is adequate to fund operations and meet obligations and other commitments on a timely basis. The Bank receives funds for liquidity from customer deposits, loan payments, maturities, and sales of investments and earnings. In addition, the Bank may avail itself of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and other borrowings. The aggregate funds acquired from these sources, which consisted of certificates of deposits in denominations of $100,000 or more, were $10.0 million and $18.8 million at December 31, 1996 and 1995, respectively. The decrease is consistent with FCB's decision to reduce its reliance on such sources of funds.
     The following table presents the maturity structure of these more volatile funds at December 31, 1996:

                                             (dollars expressed in thousands)

           3 months or less                              $  5,583
           Over 3 months through 6 months                   1,225
           Over 6 months through 12 months                  2,851
           Over 12 months                                     330
                                                           ------
                               Total                     $  9,989
                                                           ======

     Management believes the available liquidity and operating results should be adequate to provide funds to meet FCB's operating and debt service requirements both on a short-term and long-term basis.

     Effect of New Accounting Standards. FCB adopted the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, which amends SFAS 114, on January 1, 1995. SFAS 114 defines the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms have been modified in troubled-debt restructurings. SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. FCB has elected to continue to use its existing method for recognizing interest on impaired loans. The implementation of these statements did not have a material effect on FCB's financial position and resulted in no additional provision for possible loan losses.
     In June 1996, the FASB issued SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 125). SFAS 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The standards established by SFAS 125 are based on consistent applications of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.
     SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. FCB does not believe the implementation of SFAS 125 will have a material effect on its consolidated financial position or results of operations.

     Effects of Inflation. Financial institutions are less affected by inflation than other types of companies. Financial institutions make relatively few significant asset acquisitions which are directly affected by changing prices. Instead, the assets and liabilities are primarily monetary in nature. Consequently, interest rates are more significant to the performance of financial institutions than the effect of general inflation levels. While a relationship exists between the inflation rate and interest rates, FCB believes this is generally manageable through its interest rate risk management program.






                                                                          1996 Quarter Ended
                                                                          ------------------
                                                       March 31        June 30      September 30    December 31
                                                       --------        -------      ------------    -----------
                                                       (dollars expressed in thousands, except per share data)

Interest income                                      $  2,736           3,129           2,920           3,151
Interest expense                                        1,557           1,324           1,328           1,331
                                                       ------          ------         -------         -------
         Net interest income                            1,179           1,805           1,592           1,820
Provision for possible loan losses                        600             450             100               5
                                                       ------          ------         -------         -------
         Net interest income (loss) after
              provision for possible loan losses          579           1,355           1,492           1,815
Noninterest income                                        237             252           1,032             216
Noninterest expense                                     2,306           1,842           2,405           1,527
                                                      -------          ------         -------         -------

         Income (loss) before provision
              for income taxes                         (1,490)           (235)            119             504
Provision (benefit) for income taxes                     (330)           (250)           (152)            200
                                                       ------          ------          ------          ------
         Net income (loss)                           $ (1,160)             15             271             304
                                                       ======         =======          ======          ======

Net income (loss) per share                          $  (2.08)            .02             .32             .36
                                                       ======         =======          ======          ======


                                                                          1995 Quarter Ended
                                                                          ------------------
                                                       March 31        June 30      September 30    December 31
                                                       --------        -------      ------------    -----------
                                                       (dollars expressed in thousands, except per share data)

Interest income                                       $ 3,776           3,627           3,248           3,099
Interest expense                                        1,452           1,660           1,527           1,497
                                                        -----           -----           -----           -----
         Net interest income                            2,324           1,967           1,721           1,602
Provision for possible loan losses                       -              3,245             100             540
                                                      -------           -----          ------          ------
         Net interest income (loss) after
              provision for possible loan losses        2,324          (1,278)          1,621           1,062
Noninterest income                                        424             430             277             197
Noninterest expense                                     3,787           3,391           2,919           2,492
                                                        -----        --------           -----           -----
         Loss before provision (benefit)
              for income taxes                         (1,039)         (4,239)         (1,021)         (1,233)
Provision (benefit) for income taxes                     -                  2            -               (103)
                                                      -------     -----------         -------          ------
         Net loss                                    $ (1,039)         (4,241)         (1,021)         (1,130)
                                                        =====        == =====           =====           =====

Net loss per share                                   $ (27.50)        (113.75)          (5.00)          (2.50)
                                                        =====          ======           ======           ====


Independent Auditors' Report

KPMG Peat Marwick LLP







The Board of Directors and Stockholders
First Commercial Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of First Commercial Bancorp, Inc. and subsidiary (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying 1994 consolidated financial statements of First Commercial Bancorp, Inc. and subsidiary were audited by other auditors whose report thereon dated March 29, 1995 included an explanatory paragraph that described the Company's uncertain ability to continue as a going concern and the Company's various regulatory agreements with the Federal Deposit Insurance Corporation, the California State Banking Department and the Federal Reserve Bank of San Francisco.

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

In our opinion, the 1996 and 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Commercial Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                /s/KPMG Peat Marwick LLP
                                                ------------------------
St. Louis, Missouri
March 7, 1997

             (dollars expressed in thousands, except per share data)

                                                                                                December 31,
                                            ASSETS                                           1996         1995
                                            ------                                           ----         ----
Cash and cash equivalents:
    Cash and due from banks                                                              $   9,410       9,768
    Federal funds sold                                                                      11,500       9,000
                                                                                           -------       -----
        Total cash and cash equivalents                                                     20,910      18,768
                                                                                           -------      ------
Investment securities:
    Available for sale, at market value                                                     38,229      63,291
    Held to maturity, at amortized cost (estimated market
      value of $11,005 at December 31, 1995)                                                   --       10,958
                                                                                           -------      ------
        Total investment securities                                                         38,229      74,249
                                                                                           -------      ------
Loans:
    Commercial and financial                                                                32,756      33,752
    Real estate construction and development                                                13,807       4,094
    Real estate mortgage                                                                    39,103      32,857
    Consumer and installment                                                                 9,244       3,508
                                                                                           -------     -------
        Total loans                                                                         94,910      74,211
    Unearned discount                                                                         (413)       (196)
    Allowance for possible loan losses                                                       4,597)     (5,388)
                                                                                           -------     -------
        Net loans                                                                           89,900      68,627
                                                                                           -------     -------
Lease receivable, net                                                                         --           991
Bank premises and equipment, net                                                             1,894       2,247
Accrued interest receivable                                                                  1,197       1,429
Other real estate                                                                              192       1,380
Other assets                                                                                   711       1,844
                                                                                           -------     -------
        Total assets
                                                                                         $ 153,033     169,535
                                                                                           =======     =======

                                       LIABILITIES
                                       -----------
Deposits:
    Demand:
       Non-interest-bearing                                                                 24,026      27,517
       Interest-bearing                                                                                 33,617
39,646
    Savings                                                                                 13,381      16,707
    Time deposits:
       Time deposits of $100 or more                                                         9,284      18,764
       Other time deposits                                                                  55,828      53,530
                                                                                           -------     -------
           Total deposits                                                                  136,136     156,164
Accrued interest payable                                                                     1,098         487
Accrued and other liabilities                                                                2,969       2,805
12% convertible debentures                                                                   6,500       6,500
                                                                                           -------     -------
           Total liabilities                                                               146,703     165,956
                                                                                           -------     -------

                                  STOCKHOLDERS' EQUITY
                                  --------------------
Preferred stock, $.01 par value, 5,000,000 shares authorized;
    no shares issued and outstanding                                                          --          --
Common stock, $1.25 par value, 10,000,000 shares authorized; 846,127 and 557,460
     shares issued and outstanding at December 31, 1996 and 1995, respectively               1,058         697
Capital surplus                                                                              5,272      33,251
Retained earnings (deficit) since elimination of accumulated deficit of $30,881,
    effective December 31, 1996                                                               --       (30,311)
Net fair value adjustment for securities available for sale                                   --           (58)
                                                                                           -------     -------
      Total stockholders' equity                                                             6,330       3,579
                                                                                           -------     -------
      Total liabilities and stockholders' equity                                         $ 153,033     169,535
                                                                                           =======     =======


The accompanying notes are an integral part of the consolidated financial statements.


                                   (dollars expressed in thousands, except per share data)


                                                                                Years ended December 31,
                                                                                ------------------------
                                                                           1996            1995            1994
                                                                           ----            ----            ----
Interest income:
    Interest and fees on loans                                        $    8,643           9,734          15,126
    Investment securities                                                  2,738           1,981           1,109
    Federal funds sold, securities purchased under
      resale agreements and other                                            555           2,035           2,121
                                                                        --------         -------        --------
         Total interest income                                            11,936          13,750          18,356
                                                                        --------         -------        --------
Interest expense:
    Deposits:
      Interest-bearing demand                                                885           1,082           1,989
      Savings                                                                349             481             589
      Time deposits of $100 or more                                          599           1,054           1,123
      Other time deposits                                                  2,803           3,366           2,157
    Other borrowings                                                         905             153              52
                                                                       ---------        --------        --------
         Total interest expense                                            5,540           6,136           5,910
                                                                       ---------        --------        --------
         Net interest income                                               6,396           7,614          12,446
Provision for possible loan losses                                         1,155           3,885           9,809
                                                                       ---------        --------        --------
         Net interest income after provision for possible
              loan losses                                                  5,241           3,729           2,637
                                                                       ---------        --------         -------
Noninterest income:
    Service charges on deposit accounts and customer
      service fees                                                           751             801           1,282
    Other income                                                             986             527             691
                                                                       ---------        --------        --------
         Total noninterest income                                          1,737           1,328           1,973
                                                                       ---------        --------        --------
Noninterest expense:
    Salaries and employee benefits                                         2,177           4,117           6,568
    Occupancy, net of rental income                                          881           1,603           1,443
    Furniture and equipment                                                  390             581             930
    Federal Deposit Insurance Corporation premiums                           337             629             820
    Postage, printing and supplies                                           477             297             372
    Legal, examination and professional fees                               1,501           1,164             725
    Data processing                                                          401             145              80
    Communications                                                          202              210              82
    Losses and expenses on other real estate, net of gains                 1,002           2,631           6,035
    Amortization and write-off of acquisition intangibles                   --              --             1,047
    Other                                                                    712           1,212           2,291
                                                                      ----------        --------        --------
         Total noninterest expense                                         8,080          12,589          20,393
                                                                       ---------        --------        --------
         Loss before provision (benefit) for income taxes                 (1,102)         (7,532)        (15,783)
Provision (benefit) for income taxes                                        (532)           (101)          2,407
                                                                      ----------        --------        --------
         Net loss                                                  $        (570)         (7,431)        (18,190)
========                                                              ==========        ========        ========

Net loss per common share                                          $        (.77)         (40.69)        (486.36)
======     ======                                                     ==========        ========        ========
Weighted average common stock and common stock
    equivalents outstanding                                              738,260         182,608          37,400
                                                                      ==========        ========        ========




The accompanying notes are an integral part of the consolidated financial statements.

                                      Three  years  ended   December   31,  1996
                            (dollars  expressed in  thousands,  except per share
                            data)



                                                                                            Net fair
                                                                                              value
                                                                                           adjustment     Total
                                                                  Retained               for securities  stock-
                                           Common    Capital      earnings     Treasury     available   holders'
                                            stock    surplus      (deficit)      stock      for sale     equity

Balance, January 1, 1994              $      48       28,495        (4,690)      (709)         -         23,144

Adoption of SFAS 115                         -          -              -           -          342           342
Net loss                                     -          -          (18,190)        -           -        (18,190)
Net fair value adjustment for
    securities available for sale            -          -              -           -         (941)         (941)
                                          -----     ---------    ---------       ----        ----       -------

Balance, December 31, 1994                   48       28,495       (22,880)      (709)       (599)        4,355

Net loss                                     -            -         (7,431)        -           -         (7,431)
Retirement of treasury stock                 (1)        (708)           -         709          -             -
Net fair value adjustment for
    securities available for sale            -            -             -          -          541           541
Issuance of common stock
    pursuant to stock purchase
    agreement                               650        5,464            -          -           -          6,114
                                          -----      -------      --------      ------       ----       -------

Balance, December 31, 1995                  697       33,251       (30,311)        -          (58)        3,579

Net loss                                     -          -             (570)        -           -           (570)
Net fair value adjustment for
    securities available for sale            -            -             -          -          104           104
Proceeds received from sale of
    288,720 shares of common
    stock                                   361        2,856            -          -           -           3,217
Effect of quasi-reorganization,
    effective December 31, 1996              -       (30,835)        30,881        -          (46)          -
                                         ------      -------        -------     -------      ----         ------

Balance, December 31, 1996            $   1,058        5,272           -           -           -           6,330
                                         ======      =======        =======     =======       =====        ======


The accompanying notes are an integral part of the consolidated financial statements.



                                        (dollars expressed in thousands)

                                                                                   Years ended December 31,
                                                                                   ------------------------
                                                                               1996         1995         1994
                                                                               ----         ----         ----
    Cash flows from operating activities:
    Net loss                                                              $    (570)       (7,431)      (18,190)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                                           148           899           958
        Provision for possible loan losses                                    1,155         3,885         9,809
        Write-down of other real estate                                          99         1,141         4,963
        Loss (gain) on disposal of other real estate                              4          (149)           88
        Benefit of deferred taxes                                              (532)       (6,081)       (6,497)
        Write-off of intangibles                                                  -           -           1,047
        Valuation allowance for deferred taxes                                    -         6,081         8,904
        Increase in interest receivable
          and other assets                                                      232           521         3,156
        Increase (decrease) in accrued interest payable                         611           275           (19)
        Increase (decrease) in accrued expenses and
          other liabilities                                                   1,876         1,602        (1,404)
                                                                          ---------      --------        ------
          Net cash provided by operating activities                           3,023           743         2,815
                                                                          ---------     ---------        ------

Cash flows from investing activities:
    Net decrease in interest-bearing deposits with
      other financial institutions                                               -            299         3,674
    Proceeds from maturities of investment securities                        86,884         2,168        30,982
    Proceeds from the sales of investment securities                             -          1,062            -
    Purchases of investment securities                                      (50,643)      (59,451)       (5,135)
    Recoveries of loans previously charged-off                                1,047           363           314
    Net (increase) decrease in loans                                        (24,574)       46,060        47,768
    Net decrease in deferred loan fees                                           -            (47)         (301)
    Purchases of premises and equipment                                         (49)         (156)         (222)
    Net decrease in lease financing                                             991            47            47
    Proceeds from sales of other real estate                                  2,297         4,522        10,340
    Payments to complete other real estate                                     (113)           -           (638)
    Other investing activities                                                   90            -             -
                                                                            -------        ------        ------
          Net cash provided by (used in) investing activities                15,930        (5,133)       86,829
                                                                            -------        ------        ------

Cash flows from financing activities:
    Net increase (decrease) in demand and savings deposits                  (12,846)      (49,980)       (97,634)
    Net increase (decrease) in time deposits                                 (7,182)      (10,827)         7,375
    Payment from sales of deposits, net                                          -        (14,541)           -
    Proceeds from the issuance of common stock                                3,217         6,114            -
    Proceeds from the issuance of convertible debentures                         -          6,133            -
                                                                            -------      --------        -------
          Net cash provided by (used in)  financing activities              (16,811)      (63,101)       (90,259)
                                                                            -------      --------        -------
          Net increase (decrease) in cash and cash equivalents                2,142       (67,491)          (615)
Cash and cash equivalents at beginning of year                               18,768        86,259         86,874
                                                                            -------        ------        -------
Cash and cash equivalents at end of year                                 $   20,910        18,768         86,259
                                                                            =======        ======        =======
Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
      Interest                                                           $    4,929         5,861          5,929
      Income taxes                                                               -            -               17
                                                                            =======       =======        =======
Supplemental schedule of noncash investing and financing activities:
    Exchange of common stock for dividends payable                              643           -              -
    Net decrease in other real estate as a result of foreclosure
         or financing, and other related transactions                     $   1,099         1,672          6,714
                                                                            =======       =======        =======


The accompanying notes are an integral part of the consolidated financial statements.

(1) Summary of Significant Accounting Policies. The accompanying consolidated financial statements of First Commercial Bancorp, Inc. and subsidiary (FCB or the Company) have been prepared in accordance with generally accepted accounting principles and conform to practices prevalent among financial institutions.
     As more fully discussed in Note 2, FCB executed an Amended and Restated Stock Purchase Agreement (Stock Purchase Agreement) with First Banks, Inc., St. Louis, Missouri (First Banks) and Mr. James F. Dierberg, Chairman, President and Chief Executive Officer of First Banks, to provide for the recapitalization of FCB and its wholly owned subsidiary, First Commercial Bank (Bank). As a result, First Banks owned 61.46% and 93.29% of the outstanding voting stock of FCB at December 31, 1996 and 1995, respectively.
     As provided by the Stock Purchase Agreement, First Banks initially owned Bank preferred stock and Bank common stock which was subsequently converted into FCB common stock on December 27, 1995. The consolidated financial statements have been prepared as if such conversion had occurred on August 22 and 23, 1995, respectively, and as if FCB had owned all of the outstanding stock of the Bank throughout 1995. The Bank preferred stock was nonvoting stock and had no dividend requirement, except to the extent dividends could be paid on Bank common stock. The Bank common stock, during the period it was held by First Banks, was subject to an irrevocable proxy giving the FCB Board of Directors the right to vote such shares. Consequently, although First Banks owned approximately 99% of the outstanding Bank common stock during this period, it did not have voting control until its stock was converted to FCB common stock.
 The following is a summary of the more significant policies followed by FCB:
     Basis of Presentation The consolidated financial statements of FCB have been prepared in accordance with generally accepted accounting principles and conform to predominant practices within the banking industry. Management of FCB has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.
     The Board of Directors of FCB elected to implement an accounting adjustment referred to as a "quasi-reorganization," effective December 31, 1996. In accordance with accounting provisions applicable to a quasi-reorganization, the assets and liabilities of FCB have been adjusted to fair values and the retained deficit has been eliminated as of December 31, 1996. FCB caused the Bank to accomplish a similar quasi-reorganization, also effective December 31, 1996.
     In December 1996, FCB implemented a reverse stock split, whereby each 125 shares of outstanding common stock were converted into one share of common stock. For consistency, the numbers of shares referred to throughout the consolidated financial statements were restated to give effect to the reverse split.
     Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and the Bank. All significant intercompany accounts and transactions have been eliminated.
     Cash and Cash Equivalents. Cash, due from banks, federal funds sold, interest-bearing deposits with original maturities of three months or less and securities purchased under resale agreements are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows.
     The Bank is required to maintain certain daily reserve balances in accordance with regulatory requirements. These reserve balances maintained in accordance with such requirements were $918,000 and $1.13 million at December 31, 1996 and 1995, respectively.
      Investment Securities. The classification of investment securities as available for sale or held to maturity is determined at the date of purchase. FCB does not engage in the trading of investment securities.
      Investment securities designated as available for sale, which include any security which FCB has no immediate plan to sell but which may be sold in the future under different circumstances, are stated at fair value. Realized gains and losses are included in noninterest income upon commitment to sell, based on the amortized cost of the individual security sold. Unrealized gains and losses are recorded, net of related income tax effects, in a separate component of stockholders' equity. All previous fair value adjustments included in the separate component of stockholders' equity are reversed upon sale. Investment securities designated as held to maturity, which include any security for which FCB has the positive intent and ability to hold to maturity, are stated at cost, net of amortization of premiums and accretion of discounts computed on the level yield method, taking into consideration the level of current and anticipated prepayments.
      Loans. Loans are carried at cost, adjusted for amortization of premiums and accretion of discounts using a method which approximates the level yield method. Interest and fees on loans are recognized as income using the interest method. Loans are stated at cost as FCB has the ability and it is management's intention to hold them to maturity.
      The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. Generally, payments received on nonaccrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred which would warrant resumption of interest accruals.
     FCB adopted the provisions of Statement of Financial  Accounting  Standards
(SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures, which amends SFAS 114, on January 1, 1995. FCB has elected to continue to use its existing method for recognizing interest on impaired loans as described above. The implementation of these statements did not have a material effect on FCB's financial position and resulted in no additional provision for possible loan losses.
     Allowance for Possible Loan Losses. The allowance for possible loan losses is maintained at a level considered adequate to provide for potential losses. The provision for possible loan losses is based on a periodic analysis of the loan portfolio by management, considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, loan collateral and payment experience. In addition to the allowance for estimated losses on impaired loans, an overall unallocated allowance is established to provide for unidentified credit losses which are inherent in the portfolio. As adjustments become necessary, they are reflected in the results of operations in the periods in which they become known.
     Bank Premises and Equipment. Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the related lease terms. Bank premises are depreciated on the straight-line method over 20 to 25 years. Furniture, fixtures and equipment are depreciated on the straight-line method over one to seven years.
     Other Real Estate. Other real estate (ORE) which includes real estate acquired through foreclosure or by deed in lieu of foreclosure, is stated at the lower of fair value less applicable selling costs or cost at the time the property is acquired. The excess of cost over fair value of ORE at the date of acquisition is charged to the allowance for possible loan losses. Subsequent reductions in carrying value to reflect current fair value or costs incurred in maintaining the properties are charged to expense as incurred.
        Income Taxes. FCB and the Bank file a consolidated federal income tax return for the periods subsequent to the Rights Offering. For the periods prior to the Rights Offering and subsequent to First Banks' acquisition, FCB and the Bank joined in filing a consolidated federal income tax return with First Banks. Prior to August 24, 1995, FCB and the Bank each paid their respective portion of federal income taxes or received payments to the extent that tax benefits were realized. Subsequent to the acquisition of FCB common stock by First Banks and prior to the Rights Offering, FCB and the Bank each paid their respective portion of federal income taxes to, or receive payments from, First Banks to the extent that tax benefits are available within First Banks' consolidated group.
     Financial Instruments. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument.
     Net Loss Per Common Share. Net loss per share is computed using the weighted average number of shares outstanding during the year.

(2) Recapitalization. For each of the four years ended December 31, 1995, FCB and the Bank incurred substantial operating losses related primarily to asset quality problems resulting in the elimination of FCB's stockholders' equity, and the substantial reduction of the Bank's stockholders' equity. Recognizing that new capital was imperative for the Company's survival, the Board of Directors and management began a concerted effort in early 1995 to replenish its capital base. However, the rapidity with which losses were incurred during the first six months of 1995 necessitated expediting this process. As a result, as of June 30, 1995, the Company and the Bank entered into a Stock Purchase Agreement with First Banks and Mr. James F. Dierberg. Pursuant to the Stock Purchase Agreement,

Mr. Dierberg provided interim financing for the Bank in the form of a purchase of $1.5 million of nonvoting preferred stock. However, in spite of this additional capital, the leverage ratios of FCB and the Bank as of June 30, 1995 had declined to (.23%) and 1.08%, respectively.
     The Bank's reduced capital level caused it to be classified as "critically undercapitalized" for regulatory purposes, subjecting it to the Prompt Corrective Action provisions of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. These provisions required it to seek additional capital or face the possible imposition of a conservatorship or receivership within 90 days. In order to achieve the capital levels required, on August 7, 1995, FCB and the Bank entered into an Amended and Restated Stock Purchase Agreement (the Amended Agreement) with First Banks and Mr. Dierberg. The Amended Agreement, and subsequent agreements entered into with First Banks, resulted in a series of transactions as follows:

          a. On August 22, 1995, First Banks acquired the Bank preferred stock from Mr. Dierberg for $1.5 million.
          b. On August 23, 1995, First Banks purchased 116,666,666 shares of Bank common stock for an additional $3.5 million.
          c. On October 31, 1995, First Banks purchased a convertible debenture of FCB for $1.5 million, the proceeds of which were used to increase the capital of the Bank.
          d. Following the completion of a Special Stockholders' Meeting on December 27, 1995, the shares of Bank preferred stock and Bank common stock held by First Banks were exchanged for 400,000 shares of FCB common stock. In addition, First Banks purchased a convertible debenture of FCB for $5.0 million, the proceeds of which, except for $250,000 retained by First Commercial Bancorp, Inc., were contributed to the capital of the Bank.
          e. On December 28, 1995, First Banks purchased an additional 120,000 shares of FCB common stock for $1.5 million, the proceeds of which were used to increase the capital of the Bank.

     In addition, on February 16, 1996, after its Amended Registration Statement was declared effective by the Securities and Exchange Commission, FCB commenced an offering of an aggregate of 477,520 shares of newly-issued common stock (Rights Offering). The Rights Offering was composed of: (a) an offering to its existing shareholders, other than First Banks, of 400,000 shares at $12.50 per share; (b) an offering to individuals who were not shareholders of FCB of a maximum of 80,000 of the shares available in the Rights Offering which were not otherwise subscribed; and (c) an offering of 77,520 shares in exchange for certain outstanding dividend obligations and accrued interest thereon of FCB. The Rights Offering was completed during the second quarter of 1996 and approximately 288,720 shares were issued in exchange for $2.97 million in cash and $643,000 of outstanding dividend obligations. The Rights Offering provided $3.22 million of capital to FCB, net of underwriting expenditures of $373,000. As a result of the Rights Offering, First Banks' ownership was reduced to 61.46% prior to the conversion of the debentures, or 77.24% if the debentures had been converted as of December 31, 1996.
     The proceeds from these transactions, net of amounts retained by the parent company for corporate expenses and certain offering expenses incurred in the above transactions, were used to increase the capital of the Bank. As more fully discussed in Note 16 to the accompanying consolidated financial statements, as a result of these transactions, the leverage ratios of FCB and the Bank as of December 31, 1996 have increased to 4.25% and 8.87%, respectively. Although FCB continues to be considered "significantly undercapitalized" for regulatory purposes, the Bank is currently considered "well capitalized."

     (4) Investment Securities. As part of the quasi-reorganization discussed in
Note 1, effective December 31, 1996, carrying values of the Company's investment security portfolio were adjusted to their current fair value and the balance of the net fair value adjustment of securities available for sale, reflected as a separate component of stockholders' equity, was eliminated. As a result of this procedure, the carrying value was increased by $70,000.
     The amortized cost, unrealized gains and losses and fair value of investment securities at December 31, 1996 and 1995 were as follows:

                                                              Gross        Gross
                                              Amortized    unrealized   unrealized      Fair
                                                cost          gains       losses        value           Yield
                                                ----          -----       ------        -----           -----
                                                             (dollar expressed  in thousands)
December 31, 1996:
    Available for sale:
      U.S. Treasury securities               $ 23,082           -             -         23,082          5.66%
      U.S. government agencies                 15,147           -             -         15,147          5.53
                                               ------        -----         -----        ------
                      Total                  $ 38,229           -             -         38,229          5.61
                                               ======        =====         =====        ======          ====

December 31, 1995:
    Available for sale:
      U.S. Treasury securities               $ 10,034           25            (9)       10,050          6.02%
      U.S. government agencies                 53,251           67           (77)       53,241          5.64
                                               ------         ----          ----        ------
                                               63,285           92           (86)       63,291          5.70
                                               ------         ----          ----        ------
    Held to maturity:
      U.S. Treasury securities                  7,018           63            -          7,081          6.51
      U.S. government agencies                  3,940           -            (16)        3,924          4.83
                                              -------         ----          ----       -------
                                               10,958           63           (16)       11,005          5.90
                                               ------         ----          ----        ------
                      Total                  $ 74,243          155          (102)       74,296          5.73
                                               ======          ===           ===        ======          ====

     The amortized cost and fair value of investment securities by contractual maturity at December 31, 1996 are summarized below. Maturities of mortgage-backed securities are classified in accordance with contractual repayment schedules. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                 Available for sale
                                                                 ------------------
                                                        Amortized     Fair
                                                         cost         value      Yield
                                                         ----         -----      -----
                                                         (dollar expressed  in thousands)
Maturing within one year:
     U.S. Treasury securities                        $  15,035       15,035       5.27%
     U.S. government agencies                            7,371        7,371       5.13
                                                       -------       ------
          Total maturing within one year                22,406       22,406       5.23
                                                        ------       ------       ====
   Maturing from one to five years:
   U.S. Treasury securities                              8,047        8,047       6.40
   U.S. government agencies                              7,776        7,776       5.90
                                                       -------       ------
     Total maturing from one to five years              15,823       15,823       6.12
                                                       -------       ------       ====
               Total                                 $  38,229       38,229
                                                        ======       ======

     Proceeds from the sale of a debt security classified as available for sale during 1995 were $1.06 million, respectively, resulting in a gain of $3,000. There were no sales of securities for the years ended December 31, 1996 and 1994.
     Investment securities with a carrying value of $3.7 million and $18.9 million at December 31, 1996 and 1995, respectively, were pledged to secure U.S. government and other public deposits and for other purposes required or permitted by law.



(5) Loans and Allowance for Possible Loan Losses. The changes to the allowance for possible loan losses or the years ended December 31 were as follows:

                                                             1996             1995          1995
                                                             ----             ----          ----
                                                              (dollars expressed in thousands)

         Balance, January 1                               $   5,388           7,437         7,337
                                                             ------           -----       -------
         Loans charged-off                                   (2,993)         (6,270)      (10,023)
         Recoveries of loans previously charged-off           1,047             363           314
                                                             ------          ------       -------
                      Net loans charged-off                  (1,946)         (5,907)       (9,709)
                                                             ------           -----       -------
         Provision charged to operations                      1,155           3,885         9,809
         Reduction in allowance for possible loan
           losses from sale of loans                          --                (27)        --
                                                             ------          ------       -------
         Balance, December 31                              $  4,597           5,388         7,437
                                                             ======           =====       =======

     Nonaccruing loans aggregated $864,000 and $4.00 million at December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, the recorded investment in loans considered impaired was $864,000 and $4.53 million, respectively, representing loans on nonaccrual status and restructured loans. The impaired loans had no valuation reserves at December 31, 1996 and 1995. The average recorded investment in impaired loans, was $2.9 million and $8.5 million for the years ended December 31, 1996 and 1995, respectively. The amount of interest income recognized using a cash basis method of accounting during the time these loans were impaired was $315,000 in 1996. The amount of interest for 1995 and 1994 was not practicable to obtain due to the discontinuance of FCB's former data processing system.

(6) Lease Financing. FCB had an equity participation in a leveraged lease agreement. Under the terms of the agreement, FCB's equity investment was approximately 35% of the cost of the leased equipment. The remaining 65% was provided by a third party through long-term debt secured by first liens on the leased equipment. FCB's net investment in the leveraged lease at December 31 was as follows:

                                                         1996         1995
                                                         ----         ----
                                                (dollars expressed in thousands)

         Lease rental receivable                       $  --          641
         Estimated residual value                         --          378
         Less unearned and deferred income                --          (28)
                                                        ------       ----
         Investment in leverage leases                 $  --          991
                                                        ======        ===

     During 1996, FCB assigned its interest in the lease to an unrelated party and simultaneously sold the leased equipment realizing a net gain on the transaction of $795,000.

(7) Bank Premises and Equipment. Bank premises and equipment were comprised of the following at December 31:
                                                               1996       1995
                                                               ----       ----
                                                             (dollars expressed
                                                                 in thousands)

    Buildings                                                $ 1,197        616
    Land and land improvements                                   890        894
    Leasehold improvements                                     1,119      1,801
    Furniture, fixtures and equipment                          1,798      4,520
                                                               -----      -----
                                                               5,004      7,831
    Less accumulated depreciation and amortization             3,110      5,584
                                                               -----      -----
                     Bank premises and equipment, net        $ 1,894      2,247
                                                               =====      =====

     Depreciation and amortization expense was $305,000, $695,000 and $667,000 for the years ended December 31, 1996, 1995 and 1994, respectively.
     At December 31, 1996, the approximate future minimum lease rentals payable under noncancellable operating leases for bank premises were as follows:

                                             (dollars expressed in thousands)

               1997                                    $  406
               1998                                       262
               1999                                       225
               2000                                       225
               2001                                        91
               Thereafter                                  -
                                                        -----
                      Total minimum lease payments     $1,209

     The net rental expense included in occupancy expense for bank premises was $462,000, $965,000 and $871,000 for the years ended December 31, 1996, 1995 and
1994, respectively.


(8) Income Taxes. Income tax provision (benefit) for the years ended December 31 consists of:

                                                           Years ended December 31,
                                                           ------------------------
                                                       1996          1995         1994
                                                       ----          ----         ----
                                                       (dollars expressed in thousands)
      Current income tax expense (benefit):
         Federal                                  $    (509)          (101)        -
         State                                            2           -            -
                                                    -------         ------       ------
                                                       (507)          (101)        -
                                                    -------         ------       ------
      Deferred income tax expense (benefit):
         Federal                                       (982)         5,386       (4,761)
         State                                          591            695       (1,736)
                                                    -------         ------        -----
                                                       (391)         6,081       (6,497)
                                                    -------          -----        -----
      Valuation allowance                               366         (6,081)       8,904
                                                    -------          -----       ------
                         Total                    $    (532)          (101)       2,407
                                                    =======         ======       ======

      The effective federal income tax rates differ from amounts which would be calculated using statutory tax rates as follows:

                                                                       Years ended December 31,
                                                                       ------------------------
                                                          1996                   1995                 1994
                                                          ----                   ----                 ----
                                                              % of                   % of                   % of
                                                             pretax                 pretax                 pretax
                                                   Amount    income      Amount     income     Amount      income
                                                                (dollars expressed in thousands)
         Loss before provision (benefit) for
             income taxes                       $ (1,103)                 (7,532)            $(15,783)
                                                   =====                   =====               ======
         Taxes on loss calculated
             at statutory rates                     (386)    (35.0)%      (2,636)   (35.0)%    (5,366)      (34.0)%
         Effects of differences in tax reporting:
             Change in the deferred tax
                  valuation allowance                366      33.2%       (6,081)   (80.7)      8,904         56.4
             Change in tax attributes available
                  to be carried forward               -       -            8,616    114.4        -             -
             State income taxes                     (385)    (34.9)%        -        -         (1,131)        (7.2)
             Other                                  (127)    (11.6)%        -        -           -              -
                                                  ------     -----        ------   ------     -------         ----
                Provision (benefit) for
                  income taxes                   $  (532)    (48.3)%        (101)    (1.3)% $   2,407         15.2%
                                                  ======      ====        ======   ======     =======         ====





     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are shown below.

                                                                                      December 31,
                                                                                      ------------
                                                                                   1996         1995
                                                                                   ----         ----
                                                                            (dollars expressed in thousands)
         Deferred tax assets:
             Allowance for possible loan losses                                $  1,734        1,648
             Other real estate                                                      103          654
             AMT tax credit carryforwards                                           448          448
             Depreciation on bank premises and equipment                            144          145
             Interest on nonaccrual loans                                           449          -
             Other                                                                 -              23
             Net operating loss carryforwards (federal and state)                   394          382
                                                                                -------      -------
                      Total gross deferred tax assets                             3,272        3,300
             Less valuation allowance                                            (3,189)      (2,823)
                                                                                --------       -----
                      Gross deferred tax assets, net of valuation allowance          83          477
                                                                                -------      -------
         Deferred tax liabilities:
             Leveraged leases                                                      -             203
             Gains on investment securities currently not
               allowable for tax purposes                                            25         -
             Accretion                                                               34           10
             State taxes                                                           -             264
                                                                                -------      -------
                      Total gross deferred tax liabilities                           59          477
                                                                                -------      -------
                      Net deferred tax assets                                 $     24            -

                                                                                ========     =======

      Changes to the deferred tax assets valuation allowance are as follows:

                                                       Years ended December 31,
                                                       ------------------------
                                                           1996      1995
                                                           ----      ----
                                                         (dollars expressed
                                                             in thousands)

          Balance, beginning of year                  $   2,823      8,904
          Current year deferred provision, change
               in deferred tax valuation allowance          366     (6,081)
                                                       --------      -----
          Balance, end of year                        $    3,189     2,823
                                                         =======     =====

     Due to the uncertainty of future operating results it was determined that the valuation allowance established for FCB should substantially offset any net deferred tax asset. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1996 will be credited directly to capital surplus under the terms of the quasi-reorganization described in Note 1 and the provisions of SFAS 109.
     With the completion of the 1995 acquisitions of FCB and the Bank by First Banks, the federal and state net operating loss carryforwards (NOLs) generated prior to the two transactions are subject to an annual limitation under Internal Revenue Code and California Revenue and Taxation Code for all subsequent tax years. The federal and state annual limitation is $87,739. The following schedules reflect the NOLs that will be available, after consideration of these limitations, to offset future taxable income. If taxable income for a post-transaction year does not equal or exceed the annual limitation, the unused limitation is carried forward to increase the limitation amount for the succeeding years until the excess limitation is utilized. This does not affect the original expiration dates of the NOLs. Also acquired in the acquisitions were alternative minimum tax credits of $448,000 which have no expiration date. These credits are also subject to an annual limitation and can be utilized subsequent to the utilization of the NOLs.

      For federal income tax purposes, FCB had NOLs of approximately $1.1 million at December 31, 1996. The NOLs expire as follows:

                                             (dollars expressed in thousands)
            Year ending December 31:
                       2008                          $   363
                       2009                              747
                                                       -----
                                                     $ 1,110
                                                       =====

      For California income tax purposes, FCB had NOLs of approximately $194,000 at December 31, 1996. The NOLs expire as follows:

                                            (dollars expressed in thousands)
           Year ending December 31:
               1997                                  $   88
               1998                                      77
               1999                                      29
                                                       ----
                                                     $  194
                                                       ====

 (9) 12% Convertible Debentures. Pursuant to the Stock Purchase Agreement discussed in Note 2 to the accompanying consolidated financial statements, FCB issued to First Banks two 5-year, 12% convertible debentures in exchange for a total of $6.5 million. The principal and any accrued but unpaid interest thereon is convertible at any time prior to maturity, at the option of First Banks, into FCB common stock at $12.50 per share. At maturity, any unpaid principal and accrued interest will be converted into FCB common stock at $12.50 per share. The initial debenture of $1.5 million was issued on October 31, 1995 and matures on October 31, 2000. The second debenture was issued on December 28, 1995 and matures on December 28, 2000. Cash may be paid with respect to either the principal or interest on the debentures only when, in the sole and absolute discretion of the Board of Directors of FCB, it is determined that FCB has sufficient funds to make such payment in accordance with all applicable regulatory requirements. The debentures are secured by all of the shares of Bank common stock held by FCB.
      Accrued and unpaid interest on the debentures was $831,000 and $37,667 at December 31, 1996 and 1995, respectively. At December 31, 1996, the principal and accrued interest on the debentures could have been converted into an aggregate of 586,000 shares of FCB common stock.

(10)   Commitments and Contingent Liabilities
      Off-Balance Sheet Financial Instruments. In the ordinary course of business, FCB enters into various types of transactions which involve financial instruments with off-balance-sheet risk. These instruments include commitments to extend credit and letters of credit and are not reflected in the accompanying consolidated balance sheets. These financial transactions carry various degrees of credit risk. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract.
      FCB's loans, and related credit risks, are primarily concentrated in Northern California. The cities and surrounding metropolitan areas where the majority of FCB's loan customers reside are Sacramento, Roseville, San Francisco, Concord, and Campbell, California. Economic fluctuations in the California regions of the Sacramento Valley and San Francisco Bay Area have had, and will continue to have, a direct impact on the credit risk of the Company.
     Commitments to extend credit are legally binding loan commitments, subject to certain conditions, with set expiration dates. FCB typically receives a fee for providing a commitment. FCB evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by FCB upon the extension of credit, is based on management's evaluation. Collateral held varies, but may include cash, marketable securities, accounts receivable, inventory, equipment and real estate property.
     Standby letters of credit are provided to customers to guarantee their performance, generally in the production of goods and services or under contractual commitments in the financial markets. Commercial letters of credit are issued to customers to facilitate trade transactions. They represent a substitution of FCB's credit for the customer's credit.

     The contractual amounts of commitments to extend credit and standby letters of credit represent the amount of credit risk. Since many of the commitments and letters of credit are expected to expire without being fully drawn, the contractual amounts do not necessarily represent future cash requirements.
     The following is a summary of financial instruments with off-balance-sheet risk at December 31, 1996 and 1995:
                                                       1996       1995
                                                       ----       ----
                                               (dollars expressed in thousands)

              Commitments to extend credit          $  42,425     22,578
              Standby letters of credit                    49      2,078
                                                   ==========    =======

     Litigation. FCB is involved in various routine legal actions as both plaintiff and defendant. In the opinion of management, based upon the present status of litigation and the advice of legal counsel, the ultimate resolution of any of these matters will not have a material adverse impact on the financial position of FCB.

(11) Dividends. The stockholders of FCB will be entitled to receive dividends, when and as declared by the Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the Delaware General Corporation Law. At December 31, 1996 and 1995, there were no outstanding shares of preferred stock.
     On December 31, 1991, the Board of Directors of FCB declared a $40.00 per share cash dividend on its common stock. This dividend was payable in four installments during 1992. On July 9, 1992, the Company made the decision to suspend payment of the third and fourth quarter dividends which totaled $20.00 per share. FCB will continue to accrue interest on these suspended dividends at the current legal rate until such time as the dividends are paid to stockholders of record as of June 15, 1992 and September 14, 1992. As of December 31, 1996 and 1995, the aggregate accrued dividends and accrued but unpaid interest thereon was $351,000 and $969,000, respectively. In connection with its Rights Offering to shareholders, as described in Note 2, FCB exchanged common stock to certain of those individuals eligible to receive the accrued and unpaid 1992 dividends. FCB exchanged one share of FCB common stock for each $12.50 of dividends and accrued interest in satisfaction of $643,000 of that obligation. The payment of the remaining accrued dividends is subject to regulatory approval.
     Dividends by the Bank to FCB are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year. In addition, the Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC) have indicated that it would generally be considered to be an unsafe and unsound banking practice for banks to pay dividends except out of current operating earnings. As a result of the capital contributed to the Bank following the recapitalization described in Note 2 and the quasi-reorganization described in Note 1, the Bank may be allowed to pay dividends in the future from any earnings accumulated after January 1, 1997, subject to applicable regulatory limitations. During 1996, 1995 and 1994, the Bank paid no dividends to FCB.

(12) Employee Benefit Plans. FCB's profit-sharing plan is a self-administered savings and incentive plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Under the plan, employer matching contributions are determined annually by FCB's Board of Directors. An employee's interest in such contributions vest on a 5-year schedule according to years of service rendered. Employee contributions are limited to 15% of an employee's compensation, not to exceed $9,500 for 1996, and vest immediately. The employer matching contributions were suspended for 1995. Total employer contributions under the plan were $17,000 and $105,000 for the years ended December 31, 1996 and 1994, respectively. There were no employer contributions for 1995.
     Postretirement benefits other than pensions and postemployment benefits are generally not provided for FCB's employees.

(13) Fair Value of Financial Instruments. Fair values for financial instruments are management's estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including, deferred tax assets and bank premises and equipment. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of the estimates.
     The estimated fair value of FCB's financial instruments at December 31 was as follows:

                                                          December 31, 1996               December 31, 1995
                                                          -----------------               -----------------
                                                      Carrying        Estimated       Carrying       Estimated
                                                       amount        fair value        amount       fair value
                                                       ------        ----------        ------       ----------
                                                                         (dollars expressed in thousands)
          Assets:
             Cash and cash equivalents             $    20,910         20,910           18,768         18,768
             Investment securities                      38,229         38,229           74,249         74,296
             Loans, net                                 89,900         89,900           68,627         68,681
             Lease financing, net                         -              -                 991            991
             Accrued interest receivable                 1,197          1,197            1,429          1,429
          Liabilities:
             Demand and savings deposits                71,024         71,024           83,870         83,870
             Time deposits                              65,112         65,112           72,294         72,371
             12% convertible debentures                  6,500          6,500            6,500          6,500
             Accrued interest payable                    1,098          1,098              487            487
          Off balance sheet -
             unfunded loan commitments                    -             -                 -             -

     The following methods and assumptions were used in estimating the fair value of financial instruments:
Financial Assets:
     Cash and cash equivalents, lease financing and accrued interest receivable:
The carrying value reported in the consolidated balance sheets approximates fair value.
     Investment securities: Fair value for investment securities is based upon quoted market prices. If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments.
     Net loans: The fair value for most loans held for investment is estimated utilizing discounted cash flow calculations that apply interest rates currently being offered for similar loans to borrowers with similar risk profiles. The carrying values for loans are net of the allowance for possible loan losses and unearned discount. Financial Liabilities:
     Deposits: The fair value disclosed for deposits generally payable on demand (i.e., non-interest-bearing and interest-bearing demand, savings and money market accounts) is considered equal to their respective carrying amounts as reported in the consolidated balance sheets. The fair value disclosed for demand deposits does not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar certificates to a schedule of aggregated monthly maturities of time deposits.
     Convertible debentures and accrued interest payable: The carrying value reported in the consolidated balance sheets approximates fair value.
Off-Balance Sheet:
     Credit commitments: The majority of the commitments to extend credit and commercial and standby letters of credit contain variable interest rates and credit deterioration clauses and, therefore, the carrying value of these credit commitments approximates fair value.

(14) Regulatory Agreements. FCB reported losses of $3.5 million, $7.3 million, $18.2 million and $7.4 million for the years ended December 31, 1992, 1993, 1994 and 1995, respectively. As a result of these substantial losses, FCB and the

Bank were previously  operating under the terms of a Memorandum of Understanding
(MOU) and under certain regulatory orders (Orders), respectively, which placed significant restrictions on their operations, including restrictions on the payment of dividends, requirements for the attainment of specified capital levels and reductions of classified assets. As a result of the recapitalization discussed in Note 2, combined with numerous other actions which have been taken by the Company, the MOU and Orders were terminated and, accordingly, FCB and the Bank no longer operate under the related restrictions.

(15) Transactions with First Banks. In October 1995, the Board of Directors of the Bank approved a management services agreement with First Banks and a cost sharing agreement with First Bank & Trust, Irvine, California, a wholly owned subsidiary of First Banks. The management fee agreement provides that the Bank will compensate First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review, income tax preparation and assistance, accounting and other management and administrative services. Hourly rates for such services compare favorably with those of similar services from unrelated sources, as well as the internal costs of the Bank personnel which were used previously. The aggregate cost for such services are more economical than those previously incurred separately by the Bank.
     Because of this affiliation through First Banks and the geographic proximity of certain of these banking offices, the Bank and First Bank & Trust share the cost of certain personnel and services used by both banks. This includes the salaries and benefits of certain loan and administrative personnel. The banks have entered into a cost sharing agreement for the purpose of allocating these expenses between them. Expenses associated with loan origination personnel are allocated based on the relative loan volume between the banks. Costs of most other personnel are allocated on an hourly basis. Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost.
     The Bank also entered into a data processing agreement with FirstServ, Inc., a wholly owned data processing subsidiary of First Banks. Under this agreement, FirstServ, Inc. began providing data processing and item processing to the Bank in December 1995. The fees for such services are substantially less than the Bank had incurred in connection with its previous data processing operation.
     The management services agreement, cost sharing agreement and data processing agreement are subject to the review and approval of the Bank's regulatory authorities. Fees paid by the Bank under these agreements totaled $1.4 million and $99,000 for the years ended December 31, 1996 and 1995, respectively.
     In connection with the recapitalization of FCB, and as more fully discussed in Notes 2 and 9 to the accompanying consolidated financial statements, First Banks purchased convertible debentures of FCB of $1.5 million and $5.0 million on October 31, 1995 and December 28, 1995, respectively. The related interest expense for these debentures was $793,000 and $37,667 for the years ended December 31, 1996 and 1995, respectively.
     The Bank has $17.9 million in whole loans and loan participations outstanding at December 31, 1996 that were purchased from banks affiliated with First Banks. In addition, the Bank has sold $2.0 million in loan participations to affiliates at December 31, 1996. There were no whole loans or loan participations outstanding at December 31, 1995. These loans and loan participations were acquired at interest rates and terms prevailing at the dates of their purchase and under standards and policies followed by the Bank.


(16) Capital. The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action, the Bank must meet specific capital guidelines that involve quantitative measure of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.
     Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain certain minimum ratios. The Bank is required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.0%, with at least 4.0% being "Tier 1" capital (as defined in the regulations). In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% plus an additional cushion of 100 to 200 basis points is expected. In order to be well capitalized under Prompt Corrective Action provisions, the Bank is required to maintain a total capital to risk weighted assets ratio of at least 10%, a Tier 1 to risk weighted assets ratio of at least 6%, and a leverage ratio of at least 5%. As of November 12, 1996, the date of the most recent notification from the Bank's primary regulator, the Bank was categorized as adequately capitalized due to the existence of certain regulatory agreements. As discussed in Note 14, the regulatory agreements were terminated. Accordingly, management believes, as of December 31, 1996, the Bank is well-capitalized as defined by the FDIC Act.
     At December 31, 1996 and 1995, FCB's and the Bank's capital ratios were as follows:

                              Risk-Based Capital Ratios
                          Total              Tier 1            Leverage Ratio
                   ----------------    -------------------   -----------------
                   1996       1995      1996       1995       1996        1995
                   ----       ----      ----       ----       ----        ----

      FCB          6.95%      4.99%     5.66%      3.68%      4.25%       2.14%
      Bank        13.13      12.66     11.84      11.35       8.87        6.58
                 ======      =====     =====      =====       ====        ====

     FCB has common stock options outstanding to acquire 552 and 762 shares of common stock at December 31, 1996 and 1995, respectively. The options prices range form $531.25 to $1,390.00 per share. The market price of FCB's common stock at December 31, 1996 was $10.50 per share.

(17)   Parent Company Only Financial Statements

                                     Condensed Balance Sheets
                                     ------------------------
                                                                       1996         1995
                                                                       ----         ----
                                                                (dollars expressed in thousands)
       Assets:
         Cash                                                      $     363           200
         Investment in First Commercial Bank                          13,144        10,987
         Other assets                                                    524           413
                                                                     -------       -------
            Total assets                                           $  14,031        11,600
                                                                     =======        ======

       Liabilities and stockholders' equity:
         Dividends payable                                         $     251           748
         12% convertible debentures                                    6,500         6,500
         Accrued expenses and other liabilities                          950           773
                                                                   ---------      --------
            Total liabilities                                          7,701         8,021
         Stockholders' equity                                          6,330         3,579
                                                                    --------       -------
            Total liabilities and stockholders' equity             $  14,031        11,600
                                                                     =======        ======



                                       Condensed Statements of Operations

                                                                     Year ended December 31,
                                                                     -----------------------
                                                              1996            1995         1994
                                                              ----            ----         ----
                                                                (dollars expressed in thousands)
              Income:
                  Interest income                          $       8              1            95
                  Other income                                    -           -                -
                                                              ------         ------        ------
                    Total income                                   8              1            95
                                                              ------        -------       -------
              Expense:
                  Management fee                                  -           -                56
                  Other                                        1,059            716         1,182
                                                              ------        -------       -------
                    Total expense                              1,059            716         1,238
                                                              ------        -------       -------
                    Loss before income tax expense
                         (benefit) and equity in
                          undistributed income (loss)
                          of subsidiary                       (1,051)          (715)       (1,143)
              Income tax expense (benefit)                      (366)             4            (9)
                                                              ------        -------       -------
                    Loss before equity in undistributed
                         income (loss) of subsidiary            (685)          (719)       (1,134)
              Equity in undistributed income (loss)
                     of subsidiary                               115         (6,712)      (17,056)
                                                              ------         ------        ------
                         Net loss                          $    (570)        (7,431)      (18,190)
                                                              ======         ======       =======


                                       Condensed Statements of Cash Flows

                                                                     Year ended December 31,
                                                                     -----------------------
                                                               1996           1995          1994
                                                               ----           ----          ----
                                                                (dollars expressed in thousands)
           Cash flows from operating activities:
              Net loss                                     $    (570)        (7,431)      (18,190)
              Adjustments to reconcile net loss
                to net cash (used in) provided
                by operating activities:
                    Depreciation and amortization                 -            -            1,047
                    Equity in undistributed (income)
                      loss of subsidiary                        (115)         6,712        17,056
                    (Increase) decrease in other assets         (111)           (46)          308
                    Other, net                                   (36)           351            33
                                                             -------        -------       -------
                          Net cash (used in) provided
                             by operating activities            (832)          (414)          254
                                                             -------         ------       -------

           Cash flows from investing activities -
              contributions to subsidiary                     (1,938)        (7,325)       (1,404)
                                                             -------         ------        ------

           Cash flows from financing activities:
              Proceeds from issuance of common stock           3,217          1,500          -
              Proceeds from issuance of debentures                -           6,133          -
              (Decrease) increase from advances
                 from subsidiary                                (284)           284          -
                                                             -------         ------        ------
                          Net cash provided by
                             financing activities              2,933          7,917          -
                                                             -------         ------        ------

                          Net increase (decrease) in
                             cash and cash equivalents           163            178        (1,150)

           Cash and cash equivalents at beginning of year        200             22         1,172
                                                             -------         ------        ------

           Cash and cash equivalents at end of year         $    363            200            22
                                                             =======         ======        ======

           Noncash financing activities - exchange
              of Company common stock for Bank
              common stock (see Note 2)                     $    -            6,500          -
                                                             =======         ======        ======

     Form 10-K

     FCB's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, is available without charge to any stockholder upon written request. Requests should be directed to the following address:

           First Commercial Bancorp, Inc.
           865 Howe Avenue
           Sacramento, California  95825

     Common Stock

       The common stock of FCB was traded on the NASDAQ National Market System under the symbol of "FCOB" until July 1, 1995. FCB's Common stock is currently listed on the NASDAQ Small Cap Market.At March 18, 1997, there were approximately 1,186 holders of record of the common stock.

     Common stock price range (1):

                                             1996                               1995
                                    ----------------------             -------------
                                    High             Low               High             Low

           First quarter           $50-25/32      15-5/8             167-3/32         113-9/32
           Second quarter           39-1/16       11-23/32           156-1/4          125
           Third quarter            27-11/32      15-5/8             171-7/8           31-1/4
           Fourth quarter           19-17/32      10-1/2              93-3/4            7-13/16

     ----------------
     (1) All amounts reflect a one for 125 share reverse stock split, effective in December 1996.

     Common Stock Transfer Agent and Registrar

           First National Bank of Boston
           435 Tasso, Suite 250
           Palo Alto, CA  94301
           Telephone:  (415) 853-0404

     Information

     For information concerning First Commercial Bancorp, Inc., contact:

           James E. Culleton
           Corporate Secretary
           865 Howe Avenue
           Sacramento, California 95825
           Telephone:  (916) 641-3288

                                     Board of Directors
                                of the Company and the Bank


     Donald W. Williams    Chairman of the Board, President and Chief  Executive
                           Officer
     Allen H. Blake        Executive Vice  President and Chief Financial Officer
                           - First Banks, Inc.

     James E. Culleton     Secretary of the Company and President and Secretary
                           of the Bank

     Fred L. Harris        Attorney-At-Law






                 Executive Management and Senior Officers of the
                              Company and the Bank

     Donald W. Williams     Chairman of the Board, President and Chief Executive
                            Officer of the Company and Chairman of the Board and Chief Executive Officer of the Bank

     James E. Culleton      President and Secretary of the Bank and Secretary
                            of the Company

     Terrance M. McCarthy   Executive Vice President and Chief Credit Officer
                            of the Bank

     Kathryn L. Perrine     Vice President and Chief Financial Officer of the
                            Company and the Bank

     Ralph J. Sabin         Senior Vice President and Senior Lending  Officer
                            of the Bank

     Gary M. Sanders        Senior Vice President and Senior Lending  Office
                            of the Bank

                                                                   Exhibit 23.1

                    Consent of Independent Public Accountants





As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the company's previously filed Registration Statements file No. 33-18459 and No. 33-35131



                                                /s/Arthur Andersen LLP
                                                ----------------------

San Francisco, California
March 26, 1997