Form 10-Q
period 1997-03-31
FIRST COMMERCIAL BANCORP INC
filed 1997-05-13
CIK 315547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

                For the transition period from to _______________

Commission file number 0-9477
                       ------
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

     ----------------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report)

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
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
         Class                                        April 30, 1997
         -----                                        --------------

Common Stock, $.01 par value                             846,127

                         FIRST COMMERCIAL BANCORP, INC.

                                      INDEX

                                                                          Page

PART I        FINANCIAL INFORMATION


     Item 1.  Financial Statements:
              Consolidated Balance Sheets as of March 31, 1997
                and December 31, 1996                                      -1-
              Consolidated Statements of Income for the three
                months ended March 31, 1997 and 1996                       -2-
              Consolidated Statements of Cash Flows for the three
                months ended March 31, 1997 and 1996                       -3-
              Notes to Consolidated Financial Statements                   -4-

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        -6-


PART II       OTHER INFORMATION

     Item 6.  Exhibits                                                    -11-


Signatures                                                                -12-

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         FIRST COMMERCIAL BANCORP, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)

                                                                                   March 31,      December 31,
                                                                                     1997             1996
                                                                                     ----             ----
                                    ASSETS
                                    ------
Cash and cash equivalents:
    Cash and due from banks................................................     $    6,377            9,410
    Federal funds sold.....................................................          7,500           11,500
                                                                                  --------         --------
          Total cash and cash equivalents..................................         13,877           20,910
                                                                                  --------         --------
Investment securities - available for sale, at fair value..................         49,136           38,229
Loans:
   Commercial and financial................................................         32,973           32,756
   Real estate construction and development................................         15,578           13,807
   Real estate mortgage....................................................         36,780           39,103
   Consumer and installment................................................          7,869            9,244
                                                                                  --------         --------
          Total loans......................................................         93,200           94,910
  Unearned discount........................................................           (422)            (413)
  Allowance for possible loan losses.......................................         (4,726)          (4,597)
                                                                                  --------         --------
          Net loans........................................................         88,052           89,900
                                                                                  --------         --------
Bank premises and equipment, net of accumulated depreciation...............          1,840            1,894
Accrued interest receivable................................................          1,333            1,197
Other real estate owned....................................................            364              192
Other assets...............................................................            683              711
                                                                                  --------         --------
          Total assets.....................................................     $  155,285          153,033
                                                                                  ========         ========

                                    LIABILITIES
                                    -----------
Deposits:
     Demand:
       Non-interest bearing................................................     $   23,742           24,026
       Interest bearing....................................................         16,346           16,956
     Savings...............................................................         30,493           30,042
     Time:
       Time deposits of $100 or more.......................................         10,126            9,284
       Other time deposits.................................................         57,905           55,828
                                                                                  --------        ---------
          Total deposits...................................................        138,612          136,136
Accrued interest payable...................................................          1,301            1,098
Accrued and other liabilities..............................................          2,420            2,969
12% convertible debentures.................................................          6,500            6,500
                                                                                  --------        ---------
          Total liabilities................................................        148,833          146,703
                                                                                  --------        ---------

                              STOCKHOLDERS' EQUITY
                              --------------------
Preferred stock, $.01 par value, 5,000,000 shares authorized;
      no shares issued and outstanding.....................................             -                -
Common stock, $1.25 par value, 10,000,000 shares authorized;
      846,127 shares issued and outstanding at March 31, 1997
      and December 31, 1996................................................          1,058            1,058
Capital surplus............................................................          5,270            5,272
Retained earnings since elimination of accumulated deficit of $30,881,
    effective December 31, 1996............................................            222               -
Net fair value adjustment for securities available for sale................            (98)              -
                                                                                  --------         --------
          Total stockholders' equity.......................................          6,452            6,330
                                                                                  --------         --------
          Total liabilities and stockholders' equity.......................     $  155,285          153,033

                                                                                  ========         ========

See accompanying notes to consolidated financial statements

                         FIRST COMMERCIAL BANCORP, INC.
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)


                                                                                          Three months ended
                                                                                              March 31,
                                                                                         1997              1996
                                                                                         ----              ----
Interest income:
    Interest and fees on loans...................................................... $    2,260            1,650
    Investment securities...........................................................        533              961
    Federal funds sold and other....................................................        181              125
                                                                                         ------           ------
          Total interest income.....................................................      2,974            2,736
                                                                                         ------           ------
Interest expense:
   Deposits:
       Interest-bearing demand......................................................         56               90
       Savings......................................................................        221              245
       Time deposits of $100 or more................................................        108              211
       Other time deposits..........................................................        801              773
   Other borrowings.................................................................        225              238
                                                                                        -------          -------
          Total interest expense....................................................      1,411            1,557
                                                                                        -------          -------
          Net interest income.......................................................      1,563            1,179
Provision for possible loan losses..................................................          -              600
                                                                                        -------         --------
          Net interest income after provision for possible loan losses..............      1,563              579
                                                                                        -------         --------

Noninterest income:
       Service charges on deposit accounts and customer service fees................        160              217
       Other income.................................................................         56               20
                                                                                        -------         --------
          Total noninterest income..................................................        216              237
                                                                                        -------         --------

Noninterest expense:
       Salaries and employee benefits...............................................        516              683
       Occupancy, net of rental income..............................................        173              179
       Furniture and equipment......................................................         81              116
       Federal Deposit Insurance Corporation premiums...............................          4              114
       Postage, printing and supplies...............................................         49              128
       Data processing fees.........................................................         91              121
       Legal, examination and professional fees.....................................         67              278
     Communications.................................................................         35               63
     Losses and expenses on foreclosed real estate, net of gains....................         22              277
     Other expenses.................................................................        395              347
                                                                                        -------          -------
       Total noninterest expense....................................................      1,433            2,306
                                                                                        -------          -------
       Income (loss) before income taxes ...........................................        346           (1,490)
Provision (benefit) for income taxes................................................        124             (330)
                                                                                        -------          -------
       Net income (loss)............................................................ $      222           (1,160)
                                                                                        =======          =======
Income (loss) per common share...................................................... $      .26            (2.08)
                                                                                        =======          =======
Weighted average shares of common stock and common stock
   equivalents outstanding                                                              846,127          557,400
                                                                                        =======          =======


 See accompanying notes to consolidated financial statements

                         FIRST COMMERCIAL BANCORP, INC.
                Consolidated Statements of Cash Flows (unaudited)
                        (dollars expressed in thousands)


                                                                                            Three months ended
                                                                                                 March 31,
                                                                                            1997          1996
                                                                                            ----          ----
Cash flows from operating activities:
    Net income (loss).................................................................  $     222       (1,160)
    Adjustments to reconcile net income (loss) to net cash:
      Depreciation and amortization of bank premises and equipment....................         61           86
      Amortization, net of accretion..................................................        (17)        (178)
      Provision for possible loan losses..............................................          -          600
      (Increase) decrease in accrued interest receivable..............................       (136)         329
      Interest accrued on liabilities.................................................      1,411        1,557
      Payments of interest on liabilities.............................................     (1,208)      (1,599)
      Provision (benefit) for income taxes............................................        124         (330)
      Other, net .....................................................................       (593)      (1,483)
                                                                                         --------    ---------
          Net cash provided by (used in) operating activities.........................       (136)      (2,178)
                                                                                         --------    ---------
Cash flows from investing activities:
    Maturities of investment securities...............................................     18,041      37,077
    Purchases of investment securities................................................    (29,082)     (20,851)
    Net (increase) decrease in loans..................................................      1,459       (8,475)
    Recoveries of loans previously charged off........................................        213           45
    Purchases of bank premises and equipment..........................................         (7)         (26)
    Other investing activities........................................................          3          (24)
                                                                                         --------     --------
          Net cash provided by (used in) investing activities.........................     (9,373)       7,746
                                                                                         --------     --------
Cash flows from financing activities:
    Increase (decrease) in deposits...................................................      2,476      (10,015)
                                                                                         --------      -------
          Net cash provided by (used in) financing activities.........................      2,476      (10,015)
                                                                                         --------      -------
          Net increase (decrease) in cash and cash equivalents........................     (7,033)      (4,447)
Cash and cash equivalents, beginning of period........................................     20,910       18,768
                                                                                         --------     --------
Cash and cash equivalents, end of period..............................................  $  13,877       14,321
                                                                                         ========     ========















See accompanying notes to consolidated financial statements

                         FIRST COMMERCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of Presentation

The accompanying consolidated financial statements of First Commercial Bancorp, Inc. (FCB) and its sole subsidiary, First Commercial Bank (Bank), are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1996 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim period presented herein, have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

         FCB and the Bank were recapitalized during 1995 and 1996 through a series of transactions with First Banks, Inc. (First Banks) and an offering of FCB's common stock to existing common shareholders, other than First Banks. As a result of these transactions, First Banks' ownership of FCB was 61.46% at March 31, 1997. If the 12% convertible debentures acquired by First Banks as part of the recapitalization and the related accrued interest, had been converted as of March 31, 1997, First Banks' ownership of FCB would have increased to 77.48%. As a result of these transactions, First Banks owns the majority of the voting securities of FCB and, accordingly, controls the management and policies of FCB and the election of its directors.

         The net income (loss) per share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. In December 1996, FCB implemented a reverse stock split, whereby each 125 shares of outstanding common stock was converted into one share of common stock. For consistency, the number of shares referred to throughout this report on Form 10Q were restated to give effect to the reverse split.

         The Board of Directors of FCB elected to implement an accounting adjustment referred to as a "quasi-reorganization," effective December 31, 1996. In accordance with accounting provisions applicable to a quasi-reorganization, the assets and liabilities of FCB have been adjusted to fair values and the retained deficit of $30.9 million has been eliminated as of December 31, 1996. FCB caused the Bank to accomplish a similar quasi-reorganization, also effective December 31, 1996.

(2)      Transactions with First Banks

          The Bank receives services under a management services agreement with First Banks and a cost sharing agreement with First Bank & Trust, Irvine, California, a wholly owned subsidiary of First Banks. The management fee agreement provides that the Bank will compensate First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review, income tax preparation and assistance, accounting and other management and administrative services. Hourly rates for such services compare favorably with those of similar services from unrelated sources, as well as the internal costs of the Bank personnel which were used previously. The aggregate cost for such services is more economical than that previously incurred separately by the Bank.

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

         The Bank also entered into a data processing agreement with FirstServ, Inc., a wholly owned data processing subsidiary of First Banks. Under this agreement, FirstServ, Inc. provides data processing and item processing to the Bank. The fees for such services are substantially less than the Bank had incurred in connection with its previous data processing operation.

         The management services agreement, cost sharing agreement and data processing agreement are subject to the review and approval of the Bank's regulatory authorities. Fees paid by the Bank under these agreements totaled $292,000 and $262,000 for the three months ended March 31, 1997 and 1996, respectively, and are included in other noninterest expense.

         In connection with the recapitalization of FCB, First Banks purchased convertible debentures of FCB of $1.5 million and $5.0 million on October 31, 1995 and December 28, 1995, respectively. The related interest expense for these debentures was $213,000 and $216,000 for the three months ended March 31, 1997 and 1996, respectively.

         The Bank has $17.3 million and $17.9 million in whole loans and loan participations outstanding at March 31, 1997 and December 31, 1996, respectively, that were purchased from banks affiliated with First Banks. In addition, the Bank has sold $2.3 million and $2.0 million in loan participations to affiliates at March 31, 1997 and December 31, 1996, respectively. These loans and loan participations were acquired at interest rates and terms prevailing at the dates of their purchase and under standards and policies followed by the Bank.

(3)       Regulatory Capital

          The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can cause the initiation of certain mandatory--and possibly additional discretionary--actions by regulators which, if undertaken, could have a direct material effect on the Bank's financial condition. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and regulatory classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors which may effect regulatory actions.

         Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain certain minimum ratios. The Bank is required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.0%, with at least 4.0% being "Tier 1" capital (as defined in the regulations). In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% plus an additional cushion of 100 to 200 basis points is expected. In order to be well capitalized under Prompt Corrective Action provisions, the Bank is required to maintain a total capital to risk weighted assets ratio of at least 10%, a Tier 1 to risk weighted assets ratio of at least 6%, and a leverage ratio of at least 5%. As of November 12, 1996, the date of the most recent notification from the Bank's primary regulator, the Bank was categorized as adequately capitalized due to the existence of certain regulatory agreements. As the regulatory agreements were terminated subsequent to November 12, 1996, management believes, as of March 31, 1997 and December 31, 1996, the Bank is well-capitalized as defined by the FDIC Act.

          At March 31, 1997 and December 31, 1996, FCB's and the Bank's capital ratios were as follows:

                              Risk-Based Capital Ratios
                              Total              Tier 1       Leverage Ratio
                        ---------------     --------------    --------------
                        1997       1996      1997     1996    1997      1996
                        ----       ----      ----     ----    ----      ----
         FCB            7.41%      6.95%     6.12%    5.66%   4.27%     4.25%
         Bank          14.02      13.13     12.73    11.84    8.85      8.87
                       =====      =====     =====    =====    ====      ====

            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         FCB is a registered Sacramento, California-based bank holding company which reincorporated in Delaware in 1990 and conducts business through the Bank, a California state-chartered bank. The Bank commenced operations in 1979, and operates a commercial banking business through its headquarters office and five branch offices located in Sacramento, Roseville (two branches), San Francisco, Concord and Campbell, California. At March 31, 1997, FCB had approximately $155.3 million in total assets, $92.8 million in total loans, net of unearned discount, $138.6 million in total deposits, and $6.5 million in total stockholders' equity.

         Through the Bank, FCB offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial, agricultural, real estate construction and development, residential real estate and consumer and installment loans. Other financial services include automatic teller machines and safe deposit boxes.

                                     General

         FCB reported losses from operations for each of the three years ended December 31, 1995 and the three months ended March 31, 1996. As a result of these losses, FCB and the Bank had been placed under the terms of certain regulatory agreements which placed significant restrictions on their operations, including the payment of dividends. Through the recapitalization of FCB and the Bank, the attainment of profitable operations subsequent to March 31, 1996 and numerous other actions which have been taken by FCB and the Bank, the regulatory agreements have been terminated, and, accordingly, FCB and the Bank no longer operate under these restrictions.

                               Financial Condition

         FCB's total assets increased by $2.3 million to $155.3 million at March 31, 1997 from $153.0 million at December 31, 1996. The increase is attributable to investment securities, which increased by $10.9 million, substantially offset by a $7.0 million decrease in cash and cash equivalents. The overall growth in total assets was funded by deposits, which increased by $2.5 million to $138.6 million from $136.1 million at March 31, 1997 and December 31, 1996, respectively.

                              Results of Operations
Net Income

         Net income for the three months ended March 31, 1997 was $222,000, in comparison to a net loss of $1.16 million for the same period in 1996. The improved earnings are attributable to the recapitalization of FCB and the Bank, the increase in net interest income, the significant improvement in asset quality and the overall reduction in noninterest expense. The substantial reduction in nonperforming assets contributed to the earnings improvement by eliminating the need for an additional provision for possible loan losses. In addition, this reduction in nonperforming assets has curtailed the costs of collecting such problem assets.

Net Interest Income

         Net interest income was $1.56 million, or 4.24% of average interest-earning assets, for the three months ended March 31, 1997, in comparison $1.18 million or 3.11% for the same period in 1996. Interest and fees earned on the loan portfolio are the primary source of interest income of FCB. The improved net interest income for the three month period ended March 31, 1997, in comparison to the same period in 1996, has resulted from the rebuilding of the loan portfolio, the reduction in the level of nonperforming assets and the reduced cost and reliance on time deposits of $100,000 or more. Total average loans, net of unearned discount, were $92.8 million and $74.4 million at March 31, 1997 and 1996, respectively.

         The following table sets forth certain information relating to FCB's average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three months ended March 31:

                                                                 1997                          1996
                                                     --------------------------      ----------------------------
                                                                Interest                       Interest
                                                     Average    income/  Yield/      Average   income/     Yield/
                                                     balance    expense   rate       balance   expense     rate
                                                                    (dollars expressed in thousands)
                  Assets
                  ------
Interest-earning assets:
   Loans.........................................  $   92,803     2,260    9.74%   $   74,405    1,650     8.92%
   Investment securities.........................      40,286       533    5.29        68,796      961     5.62
   Federal funds sold and other..................      14,323       181    5.05         9,423      125     5.34
                                                      -------    ------              --------    -----
         Total interest-earning assets...........     147,412     2,974    8.07       152,624    2,736     7.21
                                                                  -----              --------    -----
Nonearning assets................................       5,595                           9,790
                                                      -------                        --------
         Total assets............................  $  153,007                      $  162,414
                                                      =======                         =======

         Liabilities and Stockholders' Equity
         ------------------------------------
Interest-bearing liabilities:
   Interest-bearing demand deposits..............  $   16,318         56   1.37%   $   19,429        90    1.85%
   Savings deposits..............................      30,201        221   2.93        35,718       245    2.74
   Time deposits of $100 or more.................       8,393        108   5.15        14,923       211    5.69
   Other time deposits...........................      59,106        801   5.42        54,736       773    5.64
                                                       ------      -----              -------     -----
         Total interest-bearing deposits.........     114,018      1,186   4.16       124,806     1,319    4.25
Notes payable and other..........................       7,116        225  12.65         7,319       238   13.01
                                                      -------      -----              -------     -----
             Total interest-bearing liabilities..     121,134      1,411   4.66       132,125     1,557    4.74
                                                                   -----                          -----
Noninterest-bearing liabilities:
   Demand deposits...............................      21,932                          25,058
   Other liabilities.............................       3,482                           2,216
                                                      -------                         -------
         Total liabilities.......................     146,548                         159,399
Stockholders' equity.............................       6,459                           3,015
                                                      -------                         -------
         Total liabilities and
                   stockholders' equity..........  $  153,007                       $ 162,414
                                                      =======                         =======

         Net interest income.....................                  1,563                          1,179
                                                                   =====                          =====
         Net interest margin.....................                          4.24%                            3.11%
                                                                           =====                            =====


Provision for Possible Loan Losses

          Improved asset quality has resulted in eliminating the need for a provision for possible loan losses for the three months ended March 31, 1997, compared to $600,000 for the same period in 1996. Tables summarizing nonperforming assets, past due loans and loan loss experience are presented under "--Lending and Credit Management" of this Form 10-Q.

          FCB realized net loan recoveries of $129,000 for the three months ended March 31, 1997, compared to net loan charge-offs of $184,000 for the same period in 1996. The allowance for possible loan losses was $4.73 million, or 5.09% of loans, net of unearned discount, as of March 31, 1997, compared to $4.60 million, or 4.86% of loans, net of unearned discount, as of December 31, 1996.

Noninterest Income

          Noninterest income was $216,000 for the three months ended March 31, 1997, compared to $237,000 for the same period in 1996. Noninterest income consists primarily of service charges on deposit accounts and other related fees, non-yield related fees and charges and other income.

Noninterest Expense

          Noninterest expense was $1.43 million for the three months ended March 31, 1997 in comparison to $2.31 million for the same period in 1996, representing a decrease of $873,000 or 38%. This decrease is consistent with the cost savings anticipated by the data processing conversion and centralization of various bank operating functions to First Banks' systems completed during 1996 and the decrease in the level of nonperforming assets and related expenses associated with the collection of those assets

          Salaries and employee benefits decreased to $516,000 for the three months ended March 31, 1997, in comparison to $683,000 for the same period in 1996. The decrease reflects the downsizing of the organization through the closure of a branch office in August 1996 and the conversion and centralization of FCB's data processing and various operating functions into First Banks' systems which commenced in December 1995.

          Legal, examination and professional fees decreased to $67,000 from $278,000 for the three months ended March 31, 1997 and 1996, respectively. This decrease is attributable to the improved asset quality of the Bank and the overall coordination of legal and professional fees consistent with the current structure of FCB. FCB and the Bank utilize outside legal counsel and other professional services in their management and disposition of nonperforming assets.

          Contributing further to the decrease in noninterest expense was a reduction in Federal Deposit Insurance Corporation (FDIC) premiums to $4,000 from $114,000 for the three months ended March 31, 1997 and 1996, respectively. This decrease is consistent with the premium rate reductions instituted by the FDIC and the improved financial condition of FCB.

          Expenses of holding and disposing of foreclosed real estate, net of gains, totaled $22,000 for the three months ended March 31, 1997 compared to $277,000 for the same period in 1996. The decrease is attributable to the reduction in the level of foreclosed real estate.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of FCB. Total loans, net of unearned discount, represented 59.7%, and 61.7% of total assets as of March 31, 1997 and December 31, 1996, respectively. Total loans, net of unearned discount, were $92.8 million and $94.5 million at March 31, 1997 and December 31, 1996, respectively.

         FCB's nonperforming loans, consisting of loans on a nonaccrual status and loans on which the original terms have been restructured, were $515,000 and $864,000 at March 31, 1997 and December 31, 1996, respectively.

         The following is a summary of nonperforming assets and past due loans at the dates indicated:

                                                          March 31,       December 31,
                                                            1997              1996
                                                            ----              ----
                                                        (dollars expressed in thousands)
Nonperforming assets:
   Nonperforming loans                                 $       515             864
   Other real estate                                           364             192
                                                           -------        --------
           Total nonperforming assets                    $     879           1,056
                                                           =======        ========

Loans past due:
   Over 30 days to 90 days                               $   2,130             831
   Over 90 days and still accruing                              16              32
                                                           -------        --------
           Total past due loans                          $   2,146             863
                                                           =======        ========

Loans, net of unearned discount                          $  92,778          94,497
                                                           =======        ========

Allowance for possible loan losses to loans                   5.09%           4.86%
Nonperforming loans to loans                                   .56             .91
Allowance for possible loan losses to
   nonperforming loans                                      917.67          532.06
Nonperforming assets to loans and foreclosed assets            .94            1.12
                                                           ========       =========

         The allowance for possible loan losses is based on past loan loss experience, on management's evaluation of the quality of the loans in the portfolio and on the anticipated effect of national and local economic conditions relative to the ability of loan customers to repay. Each month, the allowance for possible loan losses is reviewed relative to FCB's internal watch list and other data utilized to determine its adequacy. The provision for possible loan losses is management's estimate of the amount necessary to maintain the allowance at a level consistent with this evaluation. As adjustments to the allowance for possible loan losses are considered necessary, they are reflected in the results of operations.

         The following is a summary of the loan loss experience for the three months ended March 31:

                                                                          1997        1996
                                                                          ----        ----
                                                                  (dollars expressed in thousands)

Allowance for possible loan losses, beginning of period              $   4,597       5,388
   Loans charged-off                                                       (84)       (229)
   Recoveries of loans previously charged-off                              213          45
                                                                         -----       -----
   Net loan recoveries (charge-offs)                                       129        (184)
                                                                         -----       -----

Provision for possible loan losses                                        -            600

Allowance for possible loan losses, end of period                    $   4,726       5,804
                                                                         =====       =====


                                    Liquidity

         The liquidity of FCB and the Bank is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. The primary sources of funds for liquidity are derived from customer deposits, loan payments, maturities, sales of investments and operations. In addition, FCB and the Bank may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed and securities sold under agreements to repurchase. The aggregate amount of these more volatile funds was $10.4 million at March 31, 1997 and $10.0 million at December 31, 1996.

         At March 31, 1997, FCB's more volatile sources of funds mature as follows:

                                                        (dollars expressed in
                                                              thousands)
         Three months or less                                $  3,824
         Over three months through six months                   1,716
         Over six months through twelve months                  4,209
         Over twelve months                                       683
                                                               ------
           Total                                             $ 10,432
                                                               ======


                       Effects of New Accounting Standards

         FCB adopted the provisions of SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 125) prospectively on January 1, 1997. SFAS 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities.

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

         The implementation of SFAS 125 did not have a material effect on the consolidated financial position or results of operation of FCB.

           In February 1997, the FASB issued SFAS 128,  Earnings Per Share (SFAS
128). SFAS 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share (APB 15) and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS Computation.

           Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB 15.

           SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior-period EPS data presented shall be restated to conform with SFAS 128.

          FCB does not believe the implementation of SFAS 128 will have a material effect on its computation of earnings per share.

         In February 1997, the FASB issued SFAS 129, Disclosure of Information about Capital Structure (SFAS 129). SFAS 129 establishes standards for disclosing information about an entity's capital structure. It applies to all entities. SFAS 129 continues the previous requirements to disclose certain information about an entity's capital structure found in APB 10, Omnibus Opinion-1966, APB 15 and SFAS No. 47, Disclosure of Long-Term Obligations, for entities that were subject to the requirements of those standards. SFAS 129 eliminates the exemption of nonpublic entities from certain disclosure requirements of APB 15 as provided by SFAS No. 21, Suspension of the Reporting of Earnings per Share and Segment Information by Nonpublic Enterprises. It supersedes specific disclosure requirements of APB 10, APB 15 and SFAS 47 and consolidates them in SFAS 129 for ease of retrieval and for greater visibility to nonpublic entities.

         SFAS 129 is effective for financial statements for periods ending after December 15, 1997. It contains no change in disclosure requirements for entities that were previously subject to the requirements of APB 10 and 15 and SFAS 47.


                           PART II - OTHER INFORMATION

Item 6 -  Exhibit and Reports on Form 8-K

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





                         FIRST COMMERCIAL BANCORP, INC.
                                   Registrant



Date:  May 9, 1997                 By:        /s/Donald W. Williams
                                              ---------------------
                                              Donald W. Williams
                                              Chairman, President
                                              and Chief Executive
                                              Officer



Date:  May 9, 1997                 By:        /s/Allen H. Blake
                                              -----------------
                                              Allen H. Blake
                                              Chief Financial Officer
                                              and Secretary