Form 10-Q
period 1997-06-30
FIRST COMMERCIAL BANCORP INC
filed 1997-08-12
CIK 315547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

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


              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

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
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
         Class                                    July 31, 1997
         -----                                    -------------

Common Stock, $.01 par value                         846,127

                         FIRST COMMERCIAL BANCORP, INC.

                                      INDEX

                                                                          Page

PART I            FINANCIAL INFORMATION


     Item 1.      Financial Statements:
                  Consolidated Balance Sheets as of June 30, 1997
                    and December 31, 1996                                  -1-
                  Consolidated Statements of Income for the three
                    and six month periods ended June 30, 1997 and 1996     -2-
                  Consolidated Statements of Cash Flows for the six
                    months ended June 30, 1997 and 1996                    -3-
                  Notes to Consolidated Financial Statements               -4-

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    -7-


PART II           OTHER INFORMATION

     Item 5.      Other                                                    -12-

     Item 6.      Exhibits and Reports on Form 8-K                         -12-


Signatures                                                                 -13-

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         FIRST COMMERCIAL BANCORP, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)

                                                                                  June 30,        December 31,
                                                                                    1997              1996
                                                                                    ----              ----
                                    ASSETS
                                    ------
Cash and cash equivalents:
   Cash and due from banks.................................................       $  8,676            9,410
   Federal funds sold......................................................         11,000           11,500
                                                                                  --------         --------
       Total cash and cash equivalents.....................................         19,676           20,910
                                                                                  --------         --------
Investment securities - available for sale, at fair value..................         41,266           38,229
Loans:
   Commercial and financial................................................         35,230           32,756
   Real estate construction and development................................         21,376           13,807
   Real estate mortgage....................................................         36,155           39,103
   Consumer and installment................................................          7,052            9,244
                                                                                  --------         --------
       Total loans.........................................................         99,813           94,910
  Unearned discount........................................................           (428)            (413)
  Allowance for possible loan losses.......................................         (4,860)          (4,597)
                                                                                  --------         --------
       Net loans...........................................................         94,525           89,900
                                                                                  --------         --------
Bank premises and equipment, net of accumulated depreciation...............          1,791            1,894
Accrued interest receivable................................................          1,195            1,197
Other real estate owned....................................................            145              192
Other assets...............................................................            617              711
                                                                                  --------         --------
       Total assets........................................................       $159,215          153,033
                                                                                  ========         ========

                                    LIABILITIES
                                    -----------
Deposits:
    Demand:
     Non-interest bearing..................................................       $ 27,055           24,026
     Interest bearing......................................................         15,652           16,956
    Savings................................................................         31,678           30,042
    Time:
     Time deposits of $100 or more.........................................         10,593            9,284
     Other time deposits...................................................         56,647           55,828
                                                                                  --------         --------
       Total deposits......................................................        141,625          136,136
Accrued interest payable...................................................          1,509            1,098
Accrued and other liabilities..............................................          2,627            2,969
12% convertible debentures.................................................          6,500            6,500
                                                                                  --------         --------
       Total liabilities...................................................        152,261          146,703
                                                                                  --------         --------

                              STOCKHOLDERS' EQUITY
                              --------------------
Preferred stock, $.01 par value, 5,000,000 shares authorized;
    no shares issued and outstanding.......................................           --              --
Common stock, $.01 par value, 10,000,000 shares authorized;
    846,127 shares issued and outstanding at June 30, 1997
    and December 31, 1996..................................................          1,058            1,058
Capital surplus............................................................          5,275            5,272
Retained earnings since elimination of accumulated deficit of $30,881,
    effective December 31, 1996............................................            570            --
Net fair value adjustment for securities available for sale................             51            --
                                                                                  --------         --------
       Total stockholders' equity..........................................          6,954            6,330
                                                                                  --------         --------
       Total liabilities and stockholders' equity..........................       $159,215          153,033
                                                                                  ========         ========

See accompanying notes to consolidated financial statements

                         FIRST COMMERCIAL BANCORP, INC.
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)



                                                                     Three months ended         Six months ended
                                                                           June 30,                 June 30,
                                                                           --------                 --------
                                                                       1997        1996         1997        1996
                                                                       ----        ----         ----        ----
Interest income:
   Interest and fees on loans...................................   $  2,440        2,283        4,700      3,933
   Investment securities........................................        673          707        1,206      1,668
   Federal funds sold and other.................................        147          139          328        264
                                                                   --------      -------      -------     ------
       Total interest income....................................      3,260        3,129        6,234      5,865
                                                                   --------      -------      -------     ------
Interest expense:
   Deposits:
     Interest-bearing demand....................................         56           64          112        154
     Savings....................................................        237          246          458        491
     Time deposits of $100 or more..............................        126          142          234        353
     Other time deposits........................................        803          658        1,604      1,431
   Other borrowings.............................................        229          214          454        452
                                                                   --------      -------      -------     ------
       Total interest expense...................................      1,451        1,324        2,862      2,881
                                                                   --------      -------      -------     ------
       Net interest income......................................      1,809        1,805        3,372      2,984
Provision for possible loan losses..............................       --            450         --        1,050
                                                                   --------      -------      -------     ------
       Net interest income after provision
        for possible loan losses................................      1,809        1,355        3,372      1,934
                                                                   --------      -------      -------     ------

Noninterest income:
     Service charges on deposit accounts
        and customer service fees...............................        178          187          338        404
     Other income...............................................         21           65           77         85
                                                                   --------      -------      -------     ------
       Total noninterest income.................................        199          252          415        489
                                                                   --------      -------      -------     ------

Noninterest expense:
     Salaries and employee benefits.............................        508          551        1,024      1,234
     Occupancy, net of rental income............................        156          306          329        485
     Furniture and equipment....................................         94          116          175        232
     Federal Deposit Insurance Corporation premiums.............          4          107            8        221
     Postage, printing and supplies.............................         36          132           85        260
     Data processing fees.......................................         90           86          181        207
     Legal, examination and professional fees...................        103           27          170        305
     Communications.............................................         35            4           70        105
     Losses and expenses on foreclosed
       real estate, net of gains................................         15          (35)          37        242
     Other expenses.............................................        373          548          768        857
                                                                   --------      -------      -------     ------
       Total noninterest expense................................      1,414        1,842        2,847      4,148
                                                                   --------      -------      -------     ------
       Income (loss) before income taxes........................        594         (235)         940     (1,725)
Provision (benefit) for income taxes............................        246         (250)         370       (580)
                                                                   --------      -------      -------     ------
       Net income (loss)........................................   $    348           15          570     (1,145)
                                                                   ========      =======      =======     ======
Earnings (loss) per common share:
   Primary......................................................   $   0.41         0.02         0.67      (1.82)
   Fully-diluted................................................       0.34         0.02         0.59      (1.82)
                                                                   ========      =======      =======     ======
Weighted average shares of common stock and
   common stock equivalents outstanding.........................    846,127      703,376      846,127    630,392
                                                                   ========      =======      =======    =======

 See accompanying notes to consolidated financial statements

                         FIRST COMMERCIAL BANCORP, INC.
                Consolidated Statements of Cash Flows (unaudited)
                        (dollars expressed in thousands)


                                                                                    Six months ended
                                                                                        June 30,
                                                                                        --------
                                                                                   1997          1996
                                                                                   ----          ----
Cash flows from operating activities:
   Net income (loss)........................................................    $     570       (1,145)
   Adjustments to reconcile net income (loss) to net cash:
     Depreciation and amortization of bank premises and equipment...........          120          171
     Amortization, net of accretion.........................................           24         (161)
     Provision for possible loan losses.....................................          --         1,050
     Decrease in accrued interest receivable................................            2           17
     Interest accrued on liabilities........................................        2,862        2,881
     Payments of interest on liabilities....................................       (2,450)      (2,763)
     Provision for income taxes.............................................          370          580
     Other, net.............................................................         (647)      (1,830)
                                                                                ---------     --------
       Net cash provided by (used in) operating activities..................          851       (1,200)
                                                                                ---------     --------
Cash flows from investing activities:
   Maturities of investment securities......................................       26,100       59,870
   Purchases of investment securities.......................................      (29,082)     (28,805)
   Net increase in loans....................................................       (5,164)     (15,838)
   Recoveries of loans previously charged off...............................          363          101
   Purchases of bank premises and equipment.................................          (17)         (28)
   Proceeds from sale of other real estate owned............................          254        1,410
   Other, net...............................................................          (28)         414
                                                                                ---------     --------
       Net cash provided by (used in) investing activities..................       (7,574)      17,124
                                                                                ---------     --------
Cash flows from financing activities:
   Increase (decrease) in deposits..........................................        5,489      (18,821)
   Proceeds from issuance of common stock...................................        --           2,593
                                                                                ---------     --------
       Net cash provided by (used in) financing activities..................        5,489      (16,228)
                                                                                ---------      -------
       Net decrease in cash and cash equivalents............................       (1,234)        (304)
Cash and cash equivalents, beginning of period..............................       20,910       18,768
                                                                                ---------     --------
Cash and cash equivalents, end of period....................................    $  19,676       18,464
                                                                                =========     ========















See accompanying notes to consolidated financial statements

                         FIRST COMMERCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of Presentation

The accompanying consolidated financial statements of First Commercial Bancorp, Inc. (FCB) and its sole subsidiary, First Commercial Bank (Bank), are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1996 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim period presented herein, have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Certain reclassifications of 1996 amounts have been made to conform with the 1997 presentation.

         FCB and the Bank were recapitalized during 1995 and 1996 through a series of transactions with First Banks, Inc. (First Banks) and an offering of FCB's common stock to existing common shareholders, other than First Banks. As a result of these transactions, First Banks' ownership of FCB was 61.46% at June 30, 1997. If the 12% convertible debentures acquired by First Banks as part of the recapitalization and the related accrued interest had been converted as of June 30, 1997, First Banks' ownership of FCB would have increased to 77.72%. As a result of these transactions, First Banks owns the majority of the voting securities of FCB and, accordingly, controls the management and policies of FCB and the election of its directors.

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

         The Board of Directors of FCB elected to implement an accounting adjustment referred to as a "quasi-reorganization," effective December 31, 1996. In accordance with accounting provisions applicable to a quasi-reorganization, the assets and liabilities of FCB were adjusted to fair values and the retained deficit of $30.9 million was eliminated as of December 31, 1996. FCB caused the Bank to accomplish a similar quasi-reorganization, also effective December 31, 1996.

(2)      Transactions with First Banks

         Following the recapitalization, FCB began purchasing certain services and supplies from First Banks. FCB's financial position and operating results could significantly differ from those that would be obtained if FCB's relationship with First Banks did not exist.

         The Bank receives services under a management services agreement with First Banks and a cost sharing agreement with First Bank & Trust, Irvine, California, a wholly owned subsidiary of First Banks. The management fee agreement provides that the Bank will compensate First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review, income tax preparation and assistance, accounting and other management and administrative services. Hourly rates for such services compare favorably with those of similar services from unrelated sources, as well as the internal costs of the Bank personnel which were used previously. Fees paid under this agreement were $151,000 and $265,000 for the three and six months ended June 30, 1997, compared to $144,000 and $327,000 for the three and six months ended June 30, 1996, respectively.

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

Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost. Fees paid under this agreement were $84,000 and $175,000 for the three and six month periods ended June 30, 1997, compared to $144,000 for the three and six months ended June 30, 1996, respectively.

         Under a data processing agreement, a subsidiary of First Banks provided data processing and various related services to FCB through March 31, 1997. Fees paid under this agreement were $87,000 for the six months ended June 30, 1997, compared to $82,000 and $201,000 for the three and six month periods ended June 30, 1996, respectively. Effective April 1, 1997, First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his children through its General Partners and Limited Partners, began providing data processing and various related services to FCB. Fees paid under this agreement were $88,000 for the three and six month periods ended June 30, 1997.

         The management services agreement, cost sharing agreement and data processing agreements are subject to the review and approval of the Bank's regulatory authorities. The aggregate cost for such services is more economical than that previously incurred separately by the Bank.

         In connection with the recapitalization of FCB, First Banks purchased convertible debentures of FCB of $1.5 million and $5.0 million on October 31, 1995 and December 28, 1995, respectively. The related interest expense for these debentures was $216,000 and $215,000 for the three month periods ended June 30, 1997 and 1996, respectively, and $429,000 and $432,000 for the six month periods ended June 30, 1997 and 1996, respectively.

         The Bank has $16.5 million and $17.9 million in whole loans and loan participations outstanding at June 30, 1997 and December 31, 1996, respectively, that were purchased from banks affiliated with First Banks. In addition, the Bank has sold $7.3 million and $2.0 million in loan participations to affiliates at June 30, 1997 and December 31, 1996, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by the Bank.

(3)       Regulatory Capital

          FCB and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can cause the initiation of certain mandatory--and possibly additional discretionary--actions by regulators which, if undertaken, could have a direct material effect on FCB's and the Bank's financial condition. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action applicable to all banks, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. In addition, the Bank's capital amounts and regulatory classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors which may effect regulatory actions.

         Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain certain minimum ratios. The Bank is required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.0%, with at least 4.0% being "Tier 1" capital (as defined in the regulations). In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% plus an additional cushion of 100 to 200 basis points is expected. In order to be well capitalized under Prompt Corrective Action provisions, the Bank is required to maintain a total capital to risk weighted assets ratio of at least 10%, a Tier 1 to risk weighted assets ratio of at least 6%, and a leverage ratio of at least 5%. As of November 12, 1996, the date of the most recent notification from the Bank's primary regulator, the Bank was categorized as adequately capitalized due to the existence of certain regulatory agreements. As the regulatory agreements were terminated subsequent to November 12, 1996, management believes, as of June 30, 1997 and December 31, 1996, the Bank is well-capitalized as defined by the FDIC Act.

          At June 30, 1997 and December 31, 1996, FCB's and the Bank's capital ratios were as follows:

                       Risk-Based Capital Ratios
                      Total               Tier 1            Leverage Ratio
                 ----------------      -------------        ----------------
                  1997      1996      1997      1996        1997        1996
                  ----      ----      ----      ----        ----        ----
     FCB          7.38%     6.95%     6.09%     5.66%       4.43%       4.25%
     Bank        13.72     13.13     12.43     11.84        9.03        8.87
                 =====     =====     =====     =====        ====        ====

(4)      Proposed Business Combinations

         On July 25, 1997, FCB and First Banks America, Inc. (FBA) jointly announced an agreement in principle providing for the merger of the two companies. Under the terms of the agreement, FCB will be merged into FBA, and FCB's wholly owned subsidiary, First Commercial Bank, will be merged with FBA's wholly owned subsidiary, Sunrise Bank of California (Sunrise Bank). In the transaction, which is subject to the execution of a definitive agreement between the companies, the approval of regulatory authorities and the approval of the shareholders of both FCB and FBA, the FCB shareholders will receive .8888 shares of FBA common stock for each share of FCB common stock which they hold. In total, FCB's shareholders will receive approximately 752,000 shares of FBA common stock in the transaction. The agreement in principal was negotiated and approved by special committees of the boards of directors of FCB and FBA. These special committees were comprised of independent directors of the two respective boards of directors.

         FBA operates two wholly owned subsidiary banks, BankTEXAS N.A., which has six offices in Houston, Dallas and McKinney, Texas, and Sunrise Bank of California, which has offices in Roseville and Citrus Heights, California. Additionally, Sunrise Bank will be opening a third office in Rancho Cordova, California in August 1997. As of June 30, 1997, FBA had total assets of $374 million, and reported net income of $1.17 million for the six month period then ended. Approximately 30 percent of the outstanding stock of FBA is publicly held and traded on the New York Stock Exchange. The remaining 70 percent is owned by First Banks.

         Finally, in a related transaction, to be completed only if the FCB/FBA merger is completed, FCB will be exchanging its Campbell, California office, with approximately $15.4 million in deposits, for an office in Walnut Creek, California, with approximately $15.2 million in deposits, operated by First Bank & Trust, a wholly owned subsidiary of First Banks.

            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                                     General

         FCB is a registered Sacramento, California-based bank holding company which reincorporated in Delaware in 1990 and conducts business through the Bank, a California state-chartered bank. The Bank commenced operations in 1979, and operates a commercial banking business through its headquarters office and five branch offices located in Sacramento, Roseville (two branches), San Francisco, Concord and Campbell, California. At June 30, 1997, FCB had approximately $159.2 million in total assets, $99.4 million in total loans, net of unearned discount, $141.6 million in total deposits, and $7.0 million in total stockholders' equity.

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

                               Financial Condition

         FCB reported losses from operations for each of the three years ended December 31, 1995 and the three months ended March 31, 1996. As a result of these losses, FCB and the Bank had been placed under the terms of certain regulatory agreements which placed significant restrictions on their operations, including the payment of dividends. Through the recapitalization of FCB and the Bank, the attainment of profitable operations subsequent to March 31, 1996 and numerous other actions which have been taken by FCB and the Bank, all of the regulatory agreements have been terminated, and, accordingly, FCB and the Bank no longer operate under these restrictions.

         FCB's total assets increased by $6.2 million to $159.2 million at June 30, 1997 from $153.0 million at December 31, 1996. The increase is primarily attributable to total loans, net of unearned discount, which increased by $4.9 million to $99.4 million from $94.5 million at June 30, 1997 and December 31, 1996, respectively. The growth in the loan portfolio was funded by deposits, which increased by $5.5 million to $141.6 million from $136.1 million at June 30, 1997 and December 31, 1996, respectively.

                              Results of Operations
Net Income

         Net income for the three months ended June 30, 1997 was $348,000, in comparison to net income of $15,000 for the same period in 1996. Net income for the six months ended June 30, 1997 was $570,000, compared to a net loss of $1.15 million for the same period in 1996. The improved earnings are attributable to the recapitalization of FCB and the Bank, the increase in net interest income, the improvement in asset quality and the significant reduction in noninterest expense. The growth in the loan portfolio coupled with improved asset quality has contributed to earnings by eliminating the need for additional provisions for possible loan losses for the six months ended June 30, 1997.

Net Interest Income

         Net interest income was $1.81 million and $3.37 million, or 4.81% and 4.56% of average interest-earning assets, for the three and six month periods ended June 30, 1997, respectively, in comparison $1.81 million and $2.98 million or 4.97% and 4.02% of average interest earning assets for the same period in 1996. The improved net interest income for 1997 is attributable to the rebuilding of the loan portfolio and the reduction in the level of nonperforming assets during 1996.

         The following table sets forth certain information relating to FCB's average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and six month periods ended June 30:


                                              Three months ended June 30,                         Six months ended June 30,
                                    ----------------------------------------------    ---------------------------------------------
                                              1997                    1996                     1997                    1996
                                    ----------------------  ---------------------     -----------------------   -------------------
                                             Interest              Interest                    Interest               Interest
                                    Average  income/Yield  Average income/ Yield/     Average  Income/ Yield Average  Income/ Yield
                                    balance  expense rate  balance expense rate       balance  expense rate  balance  expense rate
                                                                  (dollars expressed in thousands)
     Assets
Interest-earning assets:
  Loans                            $ 97,313  2,440 10.05% $ 88,223    2,283  10.41%  $ 95,073  4,700   9.96%  $ 81,323  3,933  9.73%
  Investment securities              42,803    673  6.31    47,357      707   6.00     41,548  1,206    5.85    58,062  1,668  5.78
  Federal funds sold and other       10,743    147  5.49    10,402      139   5.37     12,519    328    5.28     9,916    264  5.35
                                   -------- ------         -------    -----          --------  -----          --------  -----
Total interest-earning assets       150,859  3,260  8.66   145,982    3,129   8.62    149,140  6,234    8.43   149,301  5,865  7.90
                                            ------                    -----                    -----                    -----
Nonearning assets                     5,077                  8,001                      5,337                    8,843
                                   --------               --------                   --------                 --------
Total assets                       $155,936               $153,983                  $ 154,477                 $158,144
                                   ========               ========                  =========                 ========

   Liabilities and Stockholders'Equity
  Interest-bearing liabilities:
  Interest-bearing demand deposits $ 15,963     56  1.41% $ 18,146       64   1.42%    16,137    112    1.40% $ 18,783    154  1.65%
  Savings deposits                   30,970    237  3.08    34,339      246   2.88     30,587    458    3.02    35,858    491  2.75
  Time deposits of $100 or more       9,373    126  5.41    10,991      142   5.20      8,885    234    5.31    12,962    353  5.48
  Other time deposits                57,901    803  5.58    51,450      658   5.14     58,498  1,604    5.53    53,088  1,431  5.42
                                   -------- ------         -------    -----          --------  -----          --------  -----
Total interest-bearing deposits     114,207  1,222  4.30   114,926    1,110   3.88    114,107  2,408    4.26   120,691  2,429  4.05

  Notes payable and other             7,239    229 12.69     7,319      214  11.76      7,177    454   12.76     7,153    452 12.71
                                   -------- ------         -------    -----          --------  -----             -----  -----
         Total interest-bearing
             liabilities            121,446  1,451  4.79   122,245    1,324   4.36    121,284  2,862    4.76   127,844  2,881  4.53
                                            ------                    -----                    -----                    -----
Noninterest-bearing liabilities:
  Demand deposits                    24,333                 24,082                     23,144                   24,563
  other liabilities                   3,502                  3,631                      3,491                    2,272
                                   --------                -------                   --------                 --------
         Total liabilities          149,281                149,958                    147,919                  154,679
Stockholders' equity                  6,655                  4,025                      6,558                    3,465
                                                           -------                   --------                 --------
         Total liabilities and
             stockholders' equity  $155,936                $153,983                  $154,477                 $158,144
                                   ========                ========                  ========                  =======

         Net interest income                 1,809                    1,805                    3,372                    2,984
                                            ======                    =====                    =====                    =====
         Net interest margin                        4.81%                     4.97%                     4.56%                  4.02%
                                                    =====                     =====                     =====                  =====




Provision for Possible Loan Losses

          Improved asset quality has resulted in eliminating the need for a provision for possible loan losses for the three and six month periods ended June 30, 1997, compared to $450,000 and $1.05 million for the same periods in 1996. Tables summarizing nonperforming assets, past due loans and loan loss experience are presented under "--Lending and Credit Management" of this Form 10-Q.

          FCB realized net loan recoveries of $134,000 and $263,000 for the three and six month periods ended June 30, 1997, compared to net loan charge-offs of $951,000 and $1.14 million for the same periods in 1996. The allowance for possible loan losses was $4.86 million, or 4.89% of loans, net of unearned discount, as of June 30, 1997, compared to $4.60 million, or 4.86% of loans, net of unearned discount, as of December 31, 1996.

Noninterest Income

          Noninterest income was $199,000 and $415,000 for the three and six month periods ended June 30, 1997, compared to $252,000 and $489,000 for the same periods in 1996. Noninterest income consists primarily of service charges on deposit accounts and other related fees.

          Service charges on deposit accounts and other related fees were $178,000 and $338,000 for the three and six month periods ended June 30, 1997, compared to $187,000 and $404,000 for the same periods in 1996. The decrease is primarily attributable to the reduction in the number of demand deposit accounts along with the reduction in the minimum balance requirement.

Noninterest Expense

          Noninterest expense decreased by $430,000 and $1.30 million to $1.41 million $2.85 million for the three and six month periods ended June 30, 1997, in comparison to $1.84 million and $4.15 million for the same periods in 1996. The decrease is consistent with the cost savings anticipated by the data processing conversion and centralization of various bank operating functions to First Banks' systems completed during 1996 and the decrease in the level of nonperforming assets during 1996 and related expenses associated with the collection of those assets.

          Salaries and employee benefits decreased to $508,000 and $1.02 million for the three and six month periods ended June 30, 1997, in comparison to $551,000 and $1.23 million for the same periods in 1996. The decrease reflects the downsizing of the organization through the closure of a branch office in August 1996 and the conversion and centralization of FCB's data processing and various operating functions into First Banks' systems which was completed during 1996.

          Occupancy expense decreased to $156,000 and $329,000 for the three and six month periods ended June 30, 1997, in comparison to $306,000 and $485,000 for the same periods in 1996. The decrease is primarily attributable to closure of a branch office in August 1996 and the downsizing of the corporate and administrative offices resulting from the conversion and centralization of FCB's data processing and various operating functions into First Banks' systems.

          Legal, examination and professional fees were $103,000 and $170,000 for the three and six month periods ended June 30, 1997, respectively, in comparison to $27,000 and $305,000 for the same periods in 1996. The overall decrease for 1997 is attributable to the improved asset quality of the Bank and the overall coordination of legal and professional fees consistent with the current structure of FCB. FCB and the Bank utilize outside legal counsel and other professional services in their management and disposition of nonperforming assets.

          Contributing further to the decrease in noninterest expense was a reduction in the Federal Deposit Insurance Corporation (FDIC) premiums to $4,000 and $8,000 for the three and six month periods ended June 30, 1997, respectively, compared to $107,000 and $221,000 for the same periods in 1996. This decrease is consistent with the premium rate reductions instituted by the FDIC and the improved financial condition of FCB.

          Losses and expenses of holding and disposing of foreclosed real estate, net of gains, totaled $15,000 and $37,000 for the three and six month periods ended June 30, 1997. This compares to a gain, net of losses and expenses of holding and disposing of foreclosed real estate, of $35,000 and losses and expenses of holding and disposing of foreclosed real estate, net of gains, of $242,000 for the same periods in 1996. The overall decrease is attributable to the reduction in the level of foreclosed real estate during 1996.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of FCB. Total loans, net of unearned discount, represented 62.4% and 61.7% of total assets as of June 30, 1997 and December 31, 1996, respectively. Total loans, net of unearned discount, were $99.4 million and $94.5 million at June 30, 1997 and December 31, 1996, respectively.

         FCB's nonperforming loans, consisting of loans on a nonaccrual status and loans on which the original terms have been restructured, were $1.08 million and $864,000 at June 30, 1997 and December 31, 1996, respectively.

         The following is a summary of nonperforming assets and past due loans at the dates indicated:

                                                                   June 30,           December 31,
                                                                     1997                1996
                                                                     ----                ----
                                                                  (dollars expressed in thousands)
Nonperforming assets:
   Nonperforming loans                                           $   1,081                  864
   Other real estate                                                   145                  192
                                                                 ---------            ---------
           Total nonperforming assets                            $   1,226                1,056
                                                                 =========            =========

Loans past due:
   Over 30 days to 90 days                                       $   1,627                  831
   Over 90 days and still accruing                                     115                   32
                                                                 ---------            ---------
           Total past due loans                                  $   1,742                  863
                                                                 =========            =========

Loans, net of unearned discount                                  $  99,385               94,497
                                                                 =========            =========

Allowance for possible loan losses to loans                           4.89%                4.86%
Nonperforming loans to loans                                          1.09                  .91
Allowance for possible loan losses to
   nonperforming loans                                              449.58               532.06
Nonperforming assets to loans and other real estate                   1.23                 1.12
                                                                 =========           ==========

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

          The following is a summary of the loan loss experience for the three and six month periods ended June 30:

                                                              Three months ended             Six months ended
                                                                  June 30,                         June 30,
                                                               -----------------             --------------
                                                               1997         1996             1997          1996
                                                               -----------------             ------------------
                                                                        (dollars expressed in thousands)

Allowance for possible loan losses, beginning of period       $ 4,726        5,804           4,597         5,388
                                                               ------       ------           -----         -----
   Loans charged-off                                              (16)      (1,007)           (100)       (1,236)
   Recoveries of loans previously charged-off                     150           56             363           101
                                                              -------       ------           -----         -----
   Net loan (charge-offs) recoveries                              134         (951)            263        (1,135)
                                                              -------       ------           -----         -----
   Provision for possible loan losses                            --            450             --          1,050
                                                              -------       ------           -----         -----
Allowance for possible loan losses, end of period             $ 4,860        5,303           4,860         5,303
                                                              =======       ======           =====         =====

                                    Liquidity

         The liquidity of FCB and the Bank is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. The primary sources of funds for liquidity are derived from customer deposits, loan payments, maturities, sales of investments and operations. In addition, FCB and the Bank may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed and securities sold under agreements to repurchase. The aggregate amount of these more volatile funds was $11.2 million at June 30, 1997 and $10.0 million at December 31, 1996.

         At June 30, 1997, FCB's more volatile sources of funds mature as follows:


                                               (dollars expressed in thousands)

         Three months or less                            $ 4,527
         Over three months through six months              3,881
         Over six months through twelve months             1,992
         Over twelve months                                  792
                                                         -------
           Total                                         $11,192
                                                         =======


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

         SFAS 129 is effective for financial statements for periods ending after December 15, 1997. It contains no change in disclosure requirements for FCB as it was previously subject to the requirements of APB 10 and 15 and SFAS 47.


                           PART II - OTHER INFORMATION

Item 5 -  Other

         On July 25, 1997, FCB and First Banks America, Inc. (FBA) jointly announced an agreement in principle providing for the merger of the two companies. Under the terms of the agreement, FCB will be merged into FBA, and FCB's wholly owned subsidiary, First Commercial Bank, will be merged with FBA's wholly owned subsidiary, Sunrise Bank of California (Sunrise Bank). In the transaction, which is subject to the execution of a definitive agreement between the companies, the approval of regulatory authorities and the approval of the shareholders of both FCB and FBA, the FCB shareholders will receive .8888 shares of FBA common stock for each share of FCB common stock which they hold. In total, FCB's shareholders will receive approximately 752,000 shares of FBA common stock in the transaction. The agreement in principal was negotiated and approved by special committees of the boards of directors of FCB and FBA. These special committees were comprised of independent directors of the two respective boards of directors.

         FBA operates two wholly owned subsidiary banks, BankTEXAS N.A., which has six offices in Houston, Dallas and McKinney, Texas, and Sunrise Bank of California, which has offices in Roseville and Citrus Heights, California. Additionally, Sunrise Bank will be opening a third office in Rancho Cordova, California in August 1997. As of June 30, 1997, FBA had total assets of $374 million, and reported net income of $1.17 million for the six month period then ended. Approximately 30 percent of the outstanding stock of FBA is publicly held and traded on the New York Stock Exchange. The remaining 70 percent is owned by First Banks.

         Finally, in a related transaction, to be completed only if the FCB/FBA merger is completed, FCB will be exchanging its Campbell, California office, with approximately $15.4 million in deposits, for an office in Walnut Creek, California, with approximately $15.2 million in deposits, operated by First Bank & Trust, a wholly owned subsidiary of First Banks.


Item 6 -  Exhibits and Reports on Form 8-K


          (a) The exhibit is numbered in  accordance  with the Exhibit  Table of
Item 601 of Regulation S-K.

          Exhibit
          Number                    Description

             11                     Earnings per share

             27                     Article 9 - Financial Data Schedule
                                    (EDGAR only)

          (b) FCB filed no Reports on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           FIRST COMMERCIAL BANCORP, INC.
                                                   Registrant



Date:  August 12, 1997                     By:      /s/Donald W. Williams
                                                    ---------------------
                                                    Donald W. Williams
                                                    Chairman, President
                                                    and Chief Executive Officer



Date:  August 12, 1997                     By:      /s/Kathryn L. Perrine
                                                    ---------------------
                                                    Kathryn L. Perrine
                                                    Chief Financial Officer

                                                                  Exhibit 11

                         FIRST COMMERCIAL BANCORP, INC.
                        Calculation of Earnings per Share





                                                 For the Three Months Ended             For the Six Months Ended
                                                           June 30,                              June 30,
                                               ----------------------------------     ----------------------------
                                                   1997                 1996(1)           1997             1996(1)
                                                   ----                 -------           ----             -------

Average common shares outstanding                  846,127               703,376          846,127           630,392
                                               ===========           ===========      ===========        ==========

Primary earnings per share:

Net income (loss)                              $   347,529                15,169          569,605       (1,145,223)

Primary earnings (loss) per share              $      0.41                  0.02             0.67            (1.82)
                                               ===========           ===========      ===========        =========

Fully diluted earnings (loss) per share:

12% convertible debentures                     $ 6,500,000             6,500,000        6,500,000         6,500,000
Accrued interest payable at beginning
   of year                                         830,667                37,667          830,667            37,667
Conversion price per share of
   common stock                                $     12.50                 12.50            12.50             12.50

Common stock issuable upon conversion
   12% convertible debentures and
   related accrued interest payable                586,453               523,013          586,453           523,013
Average shares of common stock
   outstanding                                     846,127               703,376          846,127           630,392
                                               -----------           -----------          -------        ----------
                                                 1,432,580             1,226,389        1,432,580         1,153,405
                                               ===========           ===========        =========        ==========

Net income                                     $   347,529                15,169          569,605        (1,145,223)
Interest expense on 12% convertible
  debentures, including amortization
  of debt issuance costs                           215,541               215,541         428,916            431,083
Provision for related income taxes                 (75,439)              (75,439)      (150,471)          (150,879)
                                               -----------           -----------       --------  -----------------
  Fully-diluted net income                     $   487,631               155,271         848,050          (865,019)
                                               ===========           ===========        ========         =========

Fully-diluted earnings per share               $      0.34                   .02             0.59            (1.82)
                                               ===========           ===========      ===========        =========

(1) Conversion of 12% convertible debentures and related accrued interest payable would be anti-dilutive for the three and six month periods ended June 30, 1996.