Form 10-Q
period 1997-09-30
FIRST COMMERCIAL BANCORP INC
filed 1997-11-07
CIK 315547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

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

          --------------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
         Class                                      October 31, 1997
         -----                                      ----------------

Common Stock, $1.25 par value                            845,779

                         FIRST COMMERCIAL BANCORP, INC.

                                      INDEX

                                                                           Page

PART I         FINANCIAL INFORMATION


     Item 1.   Financial Statements:
               Consolidated Balance Sheets as of September 30, 1997
                 and December 31, 1996                                      -1-
               Consolidated Statements of Income for the three
                 and nine month periods ended September 30, 1997
                 and 1996                                                   -2-
               Consolidated Statements of Cash Flows for the nine
                 months ended September 30, 1997 and 1996                   -3-
               Notes to Consolidated Financial Statements                   -4-

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        -7-


PART II        OTHER INFORMATION

     Item 5.   Other                                                       -13-

     Item 6.   Exhibits and Reports on Form 8-K                            -14-


Signatures                                                                 -15-




                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         FIRST COMMERCIAL BANCORP, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)

                                                                                September 30,         December 31,
                                                                                    1997                  1996
                                                                                    ----                  ----
                                    ASSETS
                                    ------
Cash and cash equivalents:
   Cash and due from banks.................................................       $  9,073                 9,410
   Federal funds sold......................................................         18,000                11,500
                                                                                  --------               -------
       Total cash and cash equivalents.....................................         27,073                20,910
                                                                                  --------               -------
Investment securities - available for sale, at fair value..................         46,287                38,229
Loans:
   Commercial and financial................................................         38,684                32,756
   Real estate construction and development................................         23,817                13,807
   Real estate mortgage....................................................         37,956                39,103
   Consumer and installment................................................          6,216                 9,244
                                                                                  --------               -------
       Total loans.........................................................        106,673                94,910
  Unearned discount........................................................           (540)                 (413)
  Allowance for possible loan losses.......................................         (4,947)               (4,597)
                                                                                  --------               -------
       Net loans...........................................................        101,186                89,900
                                                                                  --------               -------
Bank premises and equipment, net of accumulated depreciation...............          1,747                 1,894
Accrued interest receivable................................................          1,366                 1,197
Other real estate owned....................................................             85                   192
Other assets...............................................................          1,117                   711
                                                                                  --------               -------
       Total assets........................................................       $178,861               153,033
                                                                                  ========               =======

                                    LIABILITIES
                                    -----------
Deposits:
    Demand:
     Non-interest bearing..................................................      $  29,248                24,026
     Interest bearing......................................................         15,437                16,956
    Savings................................................................         46,837                30,042
    Time:
     Time deposits of $100 or more.........................................         10,687                 9,284
     Other time deposits...................................................         59,163                55,828
                                                                                 ---------               -------
       Total deposits......................................................        161,372               136,136
Accrued interest payable...................................................          1,721                 1,098
Accrued and other liabilities..............................................          2,022                 2,969
12% convertible debentures.................................................          6,500                 6,500
       Total liabilities...................................................        171,615               146,703
                                                                                 ---------               -------

                              STOCKHOLDERS' EQUITY
                              --------------------
Preferred stock, $.01 par value, 5,000,000 shares authorized;
    no shares issued and outstanding.......................................             --                    --
Common stock, $1.25 par value, 10,000,000 shares authorized;
    845,779 and 846,127 shares issued and outstanding at
    September 30, 1997 and December 31, 1996, respectively.................          1,057                 1,058
Capital surplus............................................................          5,266                 5,272
Retained earnings since elimination of accumulated deficit of $30,881
    effective December 31, 1996............................................            785                    --
Net fair value adjustment for securities available for sale................            138                    --
                                                                                 ---------               -------
       Total stockholders' equity..........................................          7,246                 6,330
       Total liabilities and stockholders' equity..........................      $ 178,861               153,033
                                                                                 =========               =======

See accompanying notes to consolidated financial statements

                         FIRST COMMERCIAL BANCORP, INC.
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)



                                                                     Three months ended         Nine months ended
                                                                        September 30,             September 30,
                                                                       1997         1996         1997       1996
                                                                       ----         ----         ----       ----
Interest income:
   Interest and fees on loans...................................   $  2,648        2,214        7,348      6,147
   Investment securities........................................        677          580        1,883      2,248
   Federal funds sold and other.................................        147          126          475        390
                                                                   --------      -------      -------    -------
       Total interest income....................................      3,472        2,920        9,706      8,785
                                                                   --------      -------      -------    -------
Interest expense:
   Deposits:
     Interest-bearing demand....................................         56           57          168        211
     Savings....................................................        329          355          787      1,086
     Time deposits of $100 or more..............................        142          139          376        492
     Other time deposits........................................        823          552        2,427      1,743
   Other borrowings.............................................        232          225          686        677
       Total interest expense...................................      1,582        1,328        4,444      4,209
                                                                   --------      -------      -------    -------
       Net interest income......................................      1,890        1,592        5,262      4,576
Provision for possible loan losses..............................        ---          100           --      1,150
                                                                   --------      -------      -------    -------
       Net interest income after provision
        for possible loan losses................................      1,890        1,492        5,262      3,426
                                                                   --------      -------      -------    -------

Noninterest income:
     Service charges on deposit accounts
        and customer service fees...............................        131          177          469        581
     Other income...............................................         24          855          101        921
                                                                   --------      -------      -------    -------
       Total noninterest income.................................        155        1,032          570      1,502
                                                                   --------      -------      -------    -------

Noninterest expense:
     Salaries and employee benefits.............................        466          471        1,490      1,705
     Occupancy, net of rental income............................        146          183          475        668
     Furniture and equipment....................................         62           77          237        309
     Federal Deposit Insurance Corporation premiums.............          5           60           13        281
     Postage, printing and supplies.............................         32          180          117        440
     Data processing fees.......................................         85           97          266        304
     Legal, examination and professional fees...................         68           67          238        372
     Losses and expenses on foreclosed
       real estate, net of gains................................          8          729           45        952
     Other expenses.............................................        501          541        1,339      1,503
                                                                   --------      -------      -------    -------
       Total noninterest expense................................      1,373        2,405        4,220      6,534
                                                                   --------      -------      -------    -------
       Income (loss) before income taxes........................        672          119        1,612     (1,606)
Provision (benefit) for income taxes............................        457         (152)         827       (732)
                                                                   --------      -------      -------    -------
       Net income (loss)........................................   $    215          271          785       (874)
                                                                   ========      =======      =======    =======
Earnings (loss) per share:
   Primary......................................................   $    .25          .32          .93      (1.74)
   Fully-diluted................................................        .25          .30          .84      (1.74)
                                                                   ========      =======      =======    =======
Weighted average shares of common stock and
   common stock equivalents outstanding.........................    845,779      846,127      845,779    702,304
                                                                   ========      =======      =======    =======

 See accompanying notes to consolidated financial statements

                         FIRST COMMERCIAL BANCORP, INC.
                Consolidated Statements of Cash Flows (unaudited)
                        (dollars expressed in thousands)


                                                                                             Nine months ended
                                                                                                September 30,
                                                                                              ----------------
                                                                                              1997         1996
Cash flows from operating activities:
   Net income (loss)..................................................................   $      785         (874)
   Adjustments to reconcile net income (loss) to net cash:
     Depreciation and amortization....................................................          231          144
     (Increase) decrease in accrued interest receivable...............................         (169)          52
     Interest accrued on liabilities..................................................        4,444        4,209
     Payments of interest on liabilities..............................................       (3,821)      (3,884)
     Provision (benefit) for income taxes.............................................          827         (732)
     Payments of income taxes.........................................................         (888)          --
     Provision for possible loan losses...............................................           --        1,150
     Other, net.......................................................................       (1,368)         536
                                                                                          ---------       ------
       Net cash provided by operating activities......................................           41          601
                                                                                          ---------       ------
Cash flows from investing activities:
   Maturities of investment securities................................................       26,191       66,825
   Purchases of investment securities.................................................      (34,101)     (28,805)
   Net increase in loans..............................................................      (12,083)     (23,873)
   Recoveries of loans previously charged off.........................................          621          248
   Proceeds from sale of other real estate owned......................................          323        1,967
   Other investing activities.........................................................          (58)         729
                                                                                         ----------       ------
       Net cash provided by (used in) investing activities............................      (19,107)      17,091
                                                                                         ----------       ------
Cash flows from financing activities:
   Increase (decrease) in deposits....................................................       25,236      (22,508)
   Proceeds from issuance of common stock.............................................           --        3,217
   Other financing activities.........................................................           (7)          --
                                                                                         ----------      -------
       Net cash provided by (used in) financing activities............................       25,229      (19,291)
                                                                                         ----------      -------
       Net increase (decrease) in cash and cash equivalents...........................        6,163       (1,599)
Cash and cash equivalents, beginning of period........................................       20,910       18,768
                                                                                         ----------       ------
Cash and cash equivalents, end of period..............................................   $   27,073       17,169
                                                                                         ==========       ======


















See accompanying notes to consolidated financial statements

                         FIRST COMMERCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of Presentation

The accompanying consolidated financial statements of First Commercial Bancorp, Inc. (FCB) and its sole subsidiary, First Commercial Bank (Bank), are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1996 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim period presented herein, have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Certain reclassifications of 1996 amounts have been made to conform with the 1997 presentation.

         FCB and the Bank were recapitalized during 1995 and 1996 through a series of transactions with First Banks, Inc. (First Banks) and an offering of FCB's common stock to existing common shareholders, other than First Banks. As a result of these transactions, First Banks' ownership of FCB was 61.48% at September 30, 1997. If the 12% convertible debentures acquired by First Banks as part of the recapitalization and the accrued interest thereon had been converted as of September 30, 1997, First Banks' ownership of FCB would have increased to 77.98%. As a result of these transactions, First Banks owns the majority of the voting securities of FCB and, accordingly, controls the management and policies of FCB and the election of its directors.

         The net income (loss) per share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. In December 1996, FCB implemented a reverse stock split, whereby each 125 shares of outstanding common stock was converted into one share of common stock. For consistency, the number of shares referred to throughout this report on Form 10-Q have been restated to give effect to the reverse split.

         The Board of Directors of FCB elected to implement an accounting adjustment referred to as a "quasi-reorganization," effective December 31, 1996. In accordance with accounting provisions applicable to a quasi-reorganization, the assets and liabilities of FCB were adjusted to fair value and the retained deficit of $30.9 million was eliminated as of December 31, 1996. FCB caused the Bank to accomplish a similar quasi-reorganization, also effective December 31, 1996.

(2)      Transactions with First Banks

         Following the recapitalization, FCB began purchasing certain services and supplies from First Banks. FCB's financial position and operating results could significantly differ from those that would be obtained if FCB's relationship with First Banks did not exist.

         The Bank receives services under a management services agreement with First Banks and receives and provides services under cost sharing agreements with First Bank & Trust, Irvine, California (FB&T), a wholly owned subsidiary of First Banks, and Sunrise Bank of California, Roseville, California (Sunrise
Bank), a majority owned indirect subsidiary of First Banks.

         The management fee agreement provides that the Bank compensates First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review, income tax preparation and assistance, accounting and other management and administrative services. Hourly rates for such services compare favorably with those of similar services from unrelated sources, as well as the internal costs of the Bank personnel which were used previously. Fees paid under this agreement were $125,000 and $391,000 for the three and nine months ended September 30, 1997, compared to $167,000 and $495,000 for the three and nine months ended September 30, 1996, respectively, and are included in other expense in the consolidated statements of income.

         Because of this affiliation through First Banks and the geographic proximity of certain of these banking offices, the Bank, FB&T and Sunrise Bank share the cost of certain personnel and services used by these banks. This includes the salaries and benefits of certain loan and administrative personnel. These banks have entered into cost sharing agreements for the purpose of allocating expenses between them. Expenses associated with loan origination personnel are allocated based on the relative loan volume between the banks. Costs of most other personnel are allocated on an hourly basis. Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost. The net fees paid by the Bank under these agreements were $70,000 and $245,000 for the three and nine month periods ended September 30, 1997, compared to $142,000 and $286,000 for the three and nine months ended September 30, 1996, respectively, and are included in other expense in the consolidated statements of income.

         Effective April 1, 1997, First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his children through its General Partners and Limited Partners, began providing data processing and various related services to FCB. Fees paid for these services were $85,000 and $173,000 for the three and nine month periods ended September 30, 1997, respectively. A subsidiary of First Banks provided data processing and various related services to FCB through March 31, 1997. Fees paid under this agreement were $87,000 for the nine month period ended September 30, 1997, compared to $90,000 and $291,000 for the three and nine month periods ended September 30, 1996, respectively, and are included in other expense in the consolidated statements of income

         The management services agreement, cost sharing agreements and data processing agreements are subject to the review and approval of the Bank's regulatory authorities. The aggregate cost for such services compares favorably with that previously incurred separately by the Bank.

         In connection with the recapitalization of FCB, First Banks purchased convertible debentures of FCB of $1.5 million and $5.0 million on October 31, 1995 and December 28, 1995, respectively. The related interest expense, including the amortization of debt issuance costs, for these debentures was $218,000 for the three month periods ended September 30, 1997 and 1996, respectively, and $647,000 and $649,000 for the nine month periods ended September 30, 1997 and 1996, respectively.

         The Bank has $19.5  million  and $17.9  million in whole loans and loan participations outstanding at September 30, 1997 and December 31, 1996, respectively, that were purchased from banks affiliated with First Banks. In addition, the Bank has sold $12.7 million and $2.0 million in loan participations to affiliates at September 30, 1997 and December 31, 1996, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by the Bank.

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

         Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain certain minimum ratios. The Bank is required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.0%, with at least 4.0% being "Tier 1" capital (as defined in the regulations). In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% plus an additional cushion of 100 to 200 basis points is expected. In order to be well capitalized under Prompt Corrective Action provisions, the Bank is required to maintain a total capital to risk weighted assets ratio of at least 10%, a Tier 1 to risk weighted assets ratio of at least 6%, and a leverage ratio of at least 5%. As of November 12, 1996, the date of the most recent notification from the Bank's primary regulator, the Bank was categorized as adequately capitalized due to the existence of certain regulatory agreements. As the regulatory agreements were terminated subsequent to November 12, 1996, management believes, as of September 30, 1997 and December 31, 1996, the Bank is well-capitalized as defined by the FDIC Act.


          At September 30, 1997 and December 31, 1996, FCB's and the Bank's capital ratios were as follows:

                        Risk-Based Capital Ratios
                        -------------------------
                          Total                      Tier 1                Leverage Ratio
                     ----------------          ------------------         ----------------
                     1997        1996          1997         1996          1997        1996
                     ----        ----          ----         ----          ----        ----
         FCB         6.85%       6.95%         5.57%        5.66%         4.30%       4.25%
         Bank        12.80      13.13         11.52        11.84          8.90        8.87
                     =====      =====         =====         =====         ====        ====

(4)      Proposed Business Combinations

         On October 3, 1997, FCB and First Banks America, Inc. (FBA), a majority owned subsidiary of First Banks, executed an Agreement and Plan of Merger (Agreement) providing for the merger of the two companies. Under the terms of the Agreement, FCB will be merged into FBA, and the Bank will be merged into a newly formed commercial banking subsidiary of FBA (the Northern California
Bank). In the transaction, which is subject to the approval of regulatory authorities and the shareholders of both FCB and FBA, the FCB shareholders will receive .8888 shares of FBA common stock for each share of FCB common stock which they hold. In total, FCB's shareholders will receive approximately 752,000 shares of FBA common stock in the transaction. The Agreement was negotiated and approved by special committees of the Boards of Directors of FCB and FBA. These special committees were comprised of independent directors of the two respective Boards of Directors.

         FBA operates two wholly owned subsidiary banks, BankTEXAS N.A., which has six offices in Houston, Dallas and McKinney, Texas, and Sunrise Bank, which has two offices in Roseville and Rancho Cordova, California. As of September 30, 1997, FBA had total assets of $376.5 million, and reported net income of $2.1 million for the nine month period then ended. Approximately 29.8% of the outstanding stock of FBA is publicly held and traded on the New York Stock Exchange. The remaining 70.2% is owned by First Banks. In addition, FBA is in process of acquiring Surety Bank, Vallejo, California (Surety Bank) and Pacific Bay Bank, San Pablo, California (Pacific Bay). Surety Bank's and Pacific Bay's total assets were $75.2 million and $37.5 million at September 30, 1997, respectively, and will be merged into the Northern California Bank. The acquisitions of Surety Bank and Pacific Bay, which are subject to regulatory and shareholder approval, are expected to be completed by December 31, 1997 and March 31, 1998, respectively.

         In connection with and contingent upon its merger into FBA, FCB has executed an Agreement to Exchange Certain Assets and Assume Certain Liabilities by and between First Commercial and FB&T (Exchange Agreement) pursuant to which FCB's banking office in Campbell, California would be exchanged for FB&T's banking office in Walnut Creek, California. Because of the close proximity of the Walnut Creek office to FCB's Concord office and of the Campbell office to FB&T's San Jose office, it was determined the exchange would allow a more effective control of the costs of operating the offices, avoid unnecessary customer confusion between the entities and more clearly delineate separate market areas. Although the offices are approximately equivalent in size, the Exchange Agreement provides for the payment of a net premium based on the deposit differential and composition at the date of closing. Based on the deposits of the branches as of September 30, 1997, this would require FCB to pay FB&T a net premium of approximately $5,000.

            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                                     General

         FCB is a registered Sacramento, California-based bank holding company which reincorporated in Delaware in 1990 and conducts business through the Bank, a California state-chartered bank. The Bank commenced operations in 1979, and operates a commercial banking business through its headquarters office and five branch offices located in Sacramento, Roseville (two branches), San Francisco, Concord and Campbell, California. At September 30, 1997, FCB had approximately $178.9 million in total assets, $106.1 million in total loans, net of unearned discount, $161.4 million in total deposits, and $7.2 million in total stockholders' equity.

         Through the Bank, FCB offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial, agricultural, real estate construction and development, residential real estate and consumer and installment loans. Other financial services include automatic teller machines, cash management and safe deposit boxes.

                               Financial Condition

         FCB reported losses from operations for each of the three years ended December 31, 1995 and the three months ended March 31, 1996. As a result of these losses, FCB and the Bank were subject to certain regulatory agreements which placed significant restrictions on their operations, including the payment of dividends. Through the recapitalization of FCB and the Bank, the improvement of asset quality , the attainment of profitable operations subsequent to March 31, 1996 and numerous other actions which have been taken by FCB and the Bank, all of the regulatory agreements have been terminated, and, accordingly, FCB and the Bank no longer operate under these restrictions.

         FCB's total assets increased by $25.9 million to $178.9 million at September 30, 1997 from $153.0 million at December 31, 1996. The increase is primarily reflected in an increase in total loans, net of unearned discount, by $11.6 million to $106.1 million at September 30, 1997 from $94.5 million at December 31, 1996, and Federal funds sold and investment securities which increased by $6.5 million and $8.1 million, respectively, over the same periods. The growth in total assets was funded by deposits, which increased by $25.3 million to $161.4 million at September 30, 1997 from $136.1 million at December 31, 1996.

                              Results of Operations
Net Income

         Net income was $215,000 for the three months ended September 30, 1997, compared to net income of $271,000 for the same period in 1996. Net income for the nine months ended September 30, 1997 was $785,000, compared to a net loss of $874,000 for the same period in 1996. As more fully described below, the fluctuations in the operating results of FCB are attributable to the recapitalization of FCB and the Bank, the increase in net interest income, the improvement in asset quality and the reduction in noninterest expense.

Net Interest Income

         Net interest income was $1.89 million and $5.26 million, or 4.69% and 4.60% of average interest-earning assets, for the three and nine month periods ended September 30, 1997, respectively, in comparison $1.59 million and $4.58 million or 4.43% and 4.15% of average interest earning assets for the same periods in 1996. The improved net interest income for 1997 is attributable to the growth and improved quality of the loan portfolio and the reduction in the level of nonperforming assets to $1.10 million and $1.06 million at September 30, 1997 and December 31, 1996, respectively, from $5.91 million at December 31, 1995.

         The following table sets forth certain information relating to FCB's average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and nine month periods ended September 30:

                                         Three months ended September 30,                      Nine months ended September 30,
                                         --------------------------------                      -------------------------------
                                              1997                    1996                       1997                    1996
                                              ----                    ----                       ----                    ----
                                            Interest                 Interest                  Interest                Interest
                                    Average Income/ Yield/  Average  income/  Yield/  Average  Income/  Yield/ Average Income/Yield/
                                    balance expense rate    balance  expense  rate    balance  expense  rate   balance expense rate
                                    ------- ------- -----   -------  -------  -----   -------  -------  ----   --------------------
                                            (dollars expressed in thousands)
     Assets
     ------
Interest-earning assets:
  Loans                            $104,663  2,648 10.05%  $93,670    2,214    9.40% $  98,289  7,348   10.00% $ 85,461 6,147  9.59%
  Investment securities              44,926    677  5.98    39,791      580    5.80     42,681  1,883    5.90    51,933 2,248  5.77
  Federal funds sold and other       10,572    147  5.52     9,349      126    5.36     11,858    475    5.34     9,740   390  5.34
                                   --------    ---         -------    -----          ---------    ---          -------- -----
Total interest-earning assets       160,161  3,472  8.61   142,810    2,920    8.13    152,828  9,706    8.49   147,134 8,785  7.96
Nonearning assets                     5,301                  7,596                       5,328                    8,350
                                   --------               --------                   ---------                 --------
         Total assets              $165,462               $150,406                   $ 158,156                 $155,484
                                   ========               ========                   =========                 ========

     Liabilities and Stockholders'Equity
     -----------------------------------
Interest-bearing liabilities:
  Interest-bearing demand deposits $ 15,773     56  1.41%  $16,900       57    1.34%    16,015    168    1.40% $ 18,151   211  1.55%
  Savings deposits                   36,505    329  3.59    34,048      355    4.15     32,561    787    3.23    35,256 1,086  4.11
  Time deposits of $100 or more      10,199    142  5.54    10,842      139    5.10      9,328    376    5.39    12,251   492  5.35
  Other time deposits                58,333    823  5.62    50,553      552    4.34     58,440  2,427    5.55    52,239 1,743  4.45
                                   --------  -----         -------    -----           --------  -----           ------- -----
         Total interest-bearing
             deposits               120,810  1,350  4.45   112,343    1,103    3.91    116,344  3,758    4.32   117,897 3,532  3.99
  Notes payable and other             7,355    232 12.51     6,500      225   13.77      7,237    686   12.67     6,500   677 13.89
                                   --------  -----         -------    -----           --------  -----           ------- -----
         Total interest-bearing
             liabilities            128,165  1,582  4.90   118,843    1,328    4.45    123,581  4,444    4.81   124,397 4,209  4.51
                                             -----                    -----                     -----                   -----
Noninterest-bearing liabilities:
  Demand deposits                    26,608                 23,273                      24,311                   24,130
  other liabilities                   3,612                  2,579                       3,532                    2,806
                                   --------                -------                    --------                 --------
         Total liabilities          158,385                144,695                     151,424                  151,333
Stockholders' equity                  7,077                  5,711                       6,732                    4,151
                                   --------                -------                    --------                 --------
         Total liabilities and
             stockholders' equity  $165,462                $150,406                   $158,156                 $155,484
                                   ========                ========                   ========                 ========

         Net interest income                 1,890                    1,592                     5,262                   4,576
                                             =====                    =====                     =====                   =====
         Net interest margin                        4.69%                      4.43%                     4.60%                 4.15%
                                                    ====                       ====                      ====                  ====


Provision for Possible Loan Losses

          Improved asset quality has resulted in eliminating the need for a provision for possible loan losses for the three and nine month periods ended September 30, 1997, compared to $100,000 and $1.15 million for the same periods in 1996. Tables summarizing nonperforming assets, past due loans and loan loss experience are presented under "--Lending and Credit Management" of this Form 10-Q.

          FCB realized net loan recoveries of $87,000 and $350,000 for the three and nine month periods ended September 30, 1997, compared to net loan charge-offs of $1.37 million and $2.50 million for the same periods in 1996. The allowance for possible loan losses was $4.95 million, or 4.66% of loans, net of unearned discount, as of September 30, 1997, compared to $4.60 million, or 4.86% of loans, net of unearned discount, as of December 31, 1996.

Noninterest Income

          Noninterest income was $155,000 and $570,000 for the three and nine month periods ended September 30, 1997, respectively, compared to $1.03 million and $1.50 million for the same periods in 1996. For 1997, noninterest income consists primarily of service charges on deposit accounts and other related fees. The decrease in noninterest income is primarily attributable to a gain of $795,000 recognized during the three month period ended September 30, 1996. The gain resulted from the sale of railroad cars which were owned by the Bank and leased to a third party.

          Service charges on deposit accounts and other related fees were $131,000 and $469,000 for the three and nine month periods ended September 30, 1997, respectively, compared to $177,000 and $581,000 for the same periods in 1996. The decrease is primarily attributable to the reduction in the number of demand deposit accounts and a reduction in the minimum balance requirements related to the Bank's promotional efforts.

Noninterest Expense

          Noninterest expense decreased by $1.04 million and $2.31 million to $1.37 million and $4.22 million for the three and nine month periods ended September 30, 1997, respectively, compared to $2.41 million and $6.53 million for the same periods in 1996. The decrease is consistent with the cost savings anticipated by the data processing conversion and centralization of various bank operating functions to First Banks' systems completed during 1996. In addition, the decrease in the level of nonperforming assets has reduced the noninterest expense associated with servicing those assets.

          Salaries and employee benefits decreased to $466,000 and $1.49 million for the three and nine month periods ended September 30, 1997, respectively, compared to $471,000 and $1.71 million for the same periods in 1996. The decrease reflects the downsizing of the organization through the closure of a branch office in August 1996 and the conversion and centralization of FCB's data processing and various operating functions into First Banks' systems completed in 1996, partially offset by FCB's expansion of its corporate lending function.

          Occupancy expense decreased to $146,000 and $475,000 for the three and nine month periods ended September 30, 1997, respectively, compared to $183,000 and $668,000 for the same periods in 1996. The decrease is primarily attributable to the closure of a branch office in August 1996 and the downsizing of the corporate and administrative offices resulting from the conversion and centralization of FCB's data processing and various operating functions into First Banks' systems.

          Legal, examination and professional fees were $68,000 and $238,000 for the three and nine month periods ended September 30, 1997, respectively, compared to $67,000 and $372,000 for the same periods in 1996. The overall decrease for 1997 is attributable to the improved asset quality of the Bank, the elimination of consultants which had been used extensively for certain functions in 1996 and the overall coordination of legal and professional fees consistent with the current structure of FCB. FCB and the Bank utilize outside legal counsel and other professional services in their management and disposition of nonperforming assets.

          Contributing further to the decrease in noninterest expense was a reduction in the Federal Deposit Insurance Corporation (FDIC) premiums to $5,000 and $13,000 for the three and nine month periods ended September 30, 1997, respectively, compared to $60,000 and $281,000 for the same periods in 1996. This decrease is consistent with the premium rate reductions instituted by the FDIC and the improved financial condition of FCB.

          Losses and expenses of holding and disposing of foreclosed real estate, net of gains, decreased to $8,000 and $45,000 for the three and nine month periods ended September 30, 1997, respectively, from $729,000 and $952,000 for the same periods in 1996. During the three months ended September 30, 1996, the Bank determined that its potential loss in connection with a foreclosed property held as other real estate had become more probable and, accordingly, provided $747,000 to reflect this exposure.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of FCB. Total loans, net of unearned discount, represented 59.3% and 61.7% of total assets as of September 30, 1997 and December 31, 1996, respectively. Total loans, net of unearned discount, increased by $11.6 million to $106.1 million from $94.5 million at September 30, 1997 and December 31, 1996, respectively. The increase is reflective of FCB's decision to rebuild and expand its corporate lending function, which commenced during 1996.

         FCB's nonperforming loans, consisting of loans on a nonaccrual status and loans on which the original terms have been restructured, were $1.01 million and $864,000 at September 30, 1997 and December 31, 1996, respectively. Loans past due over 30 days to 90 days and over 90 days and still accruing increased to $2.27 million and $145,000 at September 30, 1997, respectively, from $831,000 and $32,000 at December 31, 1996, respectively.

         The following is a summary of nonperforming assets and past due loans at the dates indicated:

                                                                 September 30,        December 31,
                                                                      1997               1996
                                                                      ----               ----
                                                                  (dollars expressed in thousands)
Nonperforming assets:
   Nonperforming loans                                          $    1,013                  864
   Other real estate                                                    85                  192
                                                                ----------              -------
       Total nonperforming assets                               $    1,098                1,056
                                                                ==========              =======

Loans past due:
   Over 30 days to 90 days                                      $    2,269                  831
   Over 90 days and still accruing                                     145                   32
        --                                                      ----------              -------
       Total past due loans                                     $    2,414                  863
                                                                ==========              =======

Loans, net of unearned discount                                 $  106,133               94,497
                                                                ==========              =======

Allowance for possible loan losses to loans                           4.66%                4.86%
Nonperforming loans to loans                                           .95                  .91
Allowance for possible loan losses to
   nonperforming loans                                              488.35               532.06
Nonperforming assets to loans and other real estate                   1.03                 1.12
                                                                 =========              =======

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

         The following is a summary of the loan loss experience for the three and nine month periods ended September 30:

                                                               Three months ended             Nine months ended
                                                                  September 30,                 September 30,
                                                                  -------------                 -------------
                                                                 1997         1996            1997         1996
                                                                 ----         ----            ----         ----
                                                                          (dollars expressed in thousands)

Allowance for possible loan losses, beginning of period       $ 4,860        5,303           4,597        5,388
                                                              -------        -----           -----        -----
   Loans charged-off                                             (171)      (1,513)           (271)      (2,749)
   Recoveries of loans previously charged-off                     258          147             621          248
                                                              -------        -----           -----       ------
   Net loan (charge-offs) recoveries                               87       (1,366)            350       (2,501)
   Provision for possible loan losses                              --          100              --        1,150
                                                              -------        -----           -----        -----
Allowance for possible loan losses, end of period             $ 4,947        4,037           4,947        4,037
                                                              =======        =====           =====        =====


                                    Liquidity

         The liquidity of FCB and the Bank is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. The primary sources of funds for liquidity are derived from customer deposits, loan payments, maturities, sales of investments and operations. In addition, FCB and the Bank may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed and securities sold under agreements to repurchase. The aggregate amount of these more volatile funds was $11.3 million at September 30, 1997 and $10.0 million at December 31, 1996.

         At September 30, 1997, FCB's more volatile sources of funds mature as follows:

                                               (dollars expressed in thousands)

     Three months or less                                 $   5,712
     Over three months through six months                     1,389
     Over six months through twelve months                    3,480
     Over twelve months                                         753
                                                          ---------
           Total                                          $  11,334
                                                          =========


                       Effects of New Accounting Standards

         FCB adopted the provisions of SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 125) prospectively on January 1, 1997. SFAS 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities.

         The standards established by SFAS 125 are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

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

         In February 1997, the FASB issued SFAS 129, Disclosure of Information about Capital Structure (SFAS 129). SFAS 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. SFAS 129 continues the previous requirements to disclose certain information about an entity's capital structure found in APB 10, Omnibus Opinion-1966, APB 15 and SFAS No. 47, Disclosure of Long-Term Obligations, for entities that were subject to the requirements of those standards. SFAS 129 eliminates the exemption of nonpublic entities from certain disclosure requirements of APB 15 as provided by SFAS No. 21, Suspension of the Reporting of Earnings per Share and Segment Information by Nonpublic Enterprises. It supersedes specific disclosure requirements of APB 10, APB 15 and SFAS 47 and consolidates them in SFAS 129 for ease of retrieval and for greater visibility to nonpublic entities.

         SFAS 129 is effective for financial statements for periods ending after December 15, 1997. It contains no change in disclosure requirements for FCB as it was previously subject to the requirements of APB 10 and 15 and SFAS 47.

          In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners."

          SFAS 130 requires all items recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. It also requires publicly traded companies to report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. SFAS 130 requires an entity to: (1) classify items of other comprehensive income by their nature in a statement of financial performance and (2) display the accumulated balances of items of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

          SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. FCB's management is in the process of analyzing SFAS 130 and its impact on FCB's financial position and results of operations.

          In June 1997, the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

          SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information  is  available  that is evaluated  regularly by the chief  operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

          SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. FCB's management is in the process of analyzing SFAS 131 and its impact on FCB's financial position and results of operations.

                           PART II - OTHER INFORMATION

Item 5 -  Other

         On October 3, 1997, FCB and First Banks America, Inc. (FBA), a majority owned subsidiary of First Banks, executed an Agreement and Plan of Merger (Agreement) providing for the merger of the two companies. Under the terms of the Agreement, FCB will be merged into FBA, and the Bank will be merged into a newly formed commercial banking subsidiary of FBA (the Northern California
Bank). In the transaction, which is subject to the approval of regulatory authorities and the shareholders of both FCB and FBA, the FCB shareholders will receive .8888 shares of FBA common stock for each share of FCB common stock which they hold. In total, FCB's shareholders will receive approximately 752,000 shares of FBA common stock in the transaction. The Agreement was negotiated and approved by special committees of the Boards of Directors of FCB and FBA. These special committees were comprised of independent directors of the two respective Boards of Directors.

         FBA operates two wholly owned subsidiary banks, BankTEXAS N.A., which has six offices in Houston, Dallas and McKinney, Texas, and Sunrise Bank, which has two offices in Roseville and Rancho Cordova, California. As of September 30, 1997, FBA had total assets of $376.5 million, and reported net income of $2.1 million for the nine month period then ended. Approximately 29.8% of the outstanding stock of FBA is publicly held and traded on the New York Stock Exchange. The remaining 70.2% is owned by First Banks. In addition, FBA is in process of acquiring Surety Bank, Vallejo, California (Surety Bank) and Pacific Bay Bank, San Pablo, California (Pacific Bay). Surety Bank's and Pacific Bay's total assets were $75.2 million and $37.5 million at September 30, 1997, respectively, and will be merged into the Northern California Bank. The acquisitions of Surety Bank and Pacific Bay, which are subject to regulatory and shareholder approval, are expected to be completed by December 31, 1997 and March 31, 1998, respectively.

         In connection with and contingent upon its merger into FBA, FCB has executed an Agreement to Exchange Certain Assets and Assume Certain Liabilities by and between First Commercial and FB&T (Exchange Agreement) pursuant to which FCB's banking office in Campbell, California would be exchanged for FB&T's banking office in Walnut Creek, California. Because of the close proximity of the Walnut Creek office to FCB's Concord office and of the Campbell office to FB&T's San Jose office, it was determined the exchange would allow a more effective control of the costs of operating the offices, avoid unnecessary customer confusion between the entities and more clearly delineate separate market areas. Although the offices are approximately equivalent in size, the Exchange Agreement provides for the payment of a net premium based on the deposit differential and composition at the date of closing. Based on the deposits of the branches as of September 30, 1997, this would require FCB to pay FB&T a net premium of approximately $5,000.

Item 6 -  Exhibits and Reports on Form 8-K


(a) The exhibit is numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

          Exhibit
          Number          Description
          ------          -----------

              2(a)       Agreement and Plan of Merger by and between First Banks
                         America,   Inc. and  First  Commercial  Bancorp,  Inc.,
                         dated October 3, 1997.

             10.11 Agreement to Exchange Certain Assets and Assume Certain Liabilities by and between First Commercial Bank and First Bank & Trust, dated October 3, 1997.

             11          Earnings (loss) per share.

             27          Article 9 - Financial Data Schedule (EDGAR only).

(b) FCB filed no Reports on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             FIRST COMMERCIAL BANCORP, INC.
                                                       Registrant



Date:  November 7, 1997                      By: /s/Donald W. Williams
                                                 ---------------------
                                                    Donald W. Williams
                                                    Chairman, President
                                                    and Chief Executive Officer



Date:  November 7, 1997                       By:/s/Kathryn L. Perrine
                                                 ---------------------
                                                    Kathryn L. Perrine
                                                    Chief Financial Officer

                                                               Exhibit 2(a)

                          AGREEMENT AND PLAN OF MERGER





                                 by and between




                           FIRST BANKS AMERICA, INC.,
                             a Delaware corporation,




                                       and




                         FIRST COMMERCIAL BANCORP, INC.
                             a Delaware corporation








                                 October 3, 1997





                                                     TABLE OF CONTENTS

ARTICLE I - TERMS OF THE MERGER & CLOSING; EXCHANGE OF SHARES

         Section 1.01.The Merger................................................................  1
         Section 1.02.Effect of the Merger......................................................  1
         Section 1.03.Conversion of Shares......................................................  1
         Section 1.04.The Closing...............................................................  2
         Section 1.05.Closing Date..............................................................  2
         Section 1.06.Actions At Closing........................................................  2
         Section 1.07.Exchange Procedures; Surrender of Certificates............................  4

ARTICLE II - REPRESENTATIONS AND WARRANTIES OF FIRST COMMERCIAL

         Section 2.01.Organization and Capital Stock............................................  5
         Section 2.02.Authorization; No Defaults................................................  6
         Section 2.03.First Commercial Subsidiaries.............................................  6
         Section 2.04.Financial Information.....................................................  7
         Section 2.05.Absence of Changes........................................................  7
         Section 2.06.Regulatory Enforcement Matters............................................  8
         Section 2.07.Tax Matters...............................................................  8
         Section 2.08.Litigation................................................................  8
         Section 2.09.Properties, Contracts, Employee Benefit Plans and
              Other Agreements..................................................................  8
         Section 2.10.Reports...................................................................  9
         Section 2.11.Investment Portfolio......................................................  9
         Section 2.12.Loan Portfolio............................................................ 10
         Section 2.13.Employee Matters and ERISA................................................ 10
         Section 2.14.Title to Properties; Insurance............................................ 11
         Section 2.15.Compliance with Law....................................................... 11
         Section 2.16.Brokerage................................................................. 11
         Section 2.17.No Undisclosed Liabilities................................................ 11
         Section 2.18.Statements True and Correct............................................... 12
         Section 2.19.Commitments and Contracts................................................. 12
         Section 2.20.Material Interest of Certain Persons...................................... 13
         Section 2.21.Conduct to Date........................................................... 13
         Section 2.22.Environmental Matters......................................................14

ARTICLE III - REPRESENTATIONS AND WARRANTIES OF FBA

         Section 3.01.Organization and Capital Stock............................................ 14
         Section 3.02.Authorization; No Defaults................................................ 15
         Section 3.03.FBA Subsidiaries.......................................................... 15
         Section 3.04.Financial Information..................................................... 16
         Section 3.05.Absence of Changes........................................................ 16
         Section 3.06.Regulatory Enforcement Matters............................................ 17
         Section 3.07.Tax Matters............................................................... 17
         Section 3.08 Litigation................................................................ 17
         Section 3.09.     Properties, Contracts, Employee Benefit Plans
                and Other Agreements............................................................ 17


         Section 3.10.Reports................................................................... 18
         Section 3.11.Investment Portfolio...................................................... 18
         Section 3.12.Loan Portfolio............................................................ 19
         Section 3.13.Employee Matters and ERISA................................................ 19
         Section 3.14.Title to Properties; Insurance............................................ 19
         Section 3.15.Compliance with Law....................................................... 20
         Section 3.16.Brokerage................................................................. 20
         Section 3.17.No Undisclosed Liabilities................................................ 20
         Section 3.18.Statements True and Correct............................................... 20
         Section 3.19.Commitments and Contracts................................................. 21
         Section 3.20.Material Interest of Certain Persons...................................... 21
         Section 3.21.Conduct to Date........................................................... 22
         Section 3.22.Environmental Matters......................................................22

ARTICLE IV - AGREEMENTS OF FIRST COMMERCIAL

         Section 4.01.Business in Ordinary Course............................................... 23
         Section 4.02.Breaches.................................................................. 25
         Section 4.03.Submission to Stockholders................................................ 25
         Section 4.04.Consummation of Agreement................................................. 26
         Section 4.05.Access to Information..................................................... 26
         Section 4.06.Consents to Contracts and Leases.......................................... 26
         Section 4.07.Subsequent Financial Statements........................................... 26
         Section 4.08.Merger of Banks; Branch Exchange.......................................... 26

ARTICLE V - AGREEMENTS OF FBA

         Section 5.01.Business in Ordinary Course............................................... 27
         Section 5.02.Regulatory Approvals...................................................... 28
         Section 5.03.Breaches.................................................................. 28
         Section 5.04.Consummation of Agreement................................................. 29
         Section 5.05.Indemnification........................................................... 29
         Section 5.06.Access to Information..................................................... 29
         Section 5.07.Registration Statement, Prospectus and Joint Proxy
                              Statement; Listing Application.....................................29
         Section 5.08.Subsequent Financial Statements............................................30

ARTICLE VI - CONDITIONS PRECEDENT TO THE MERGER

         Section 6.01.Conditions to the Obligations of FBA...................................... 31
         Section 6.02.Conditions to the Obligations of First Commercial......................... 32

ARTICLE VII - TERMINATION

         Section 7.01.Mutual Agreement.......................................................... 33
         Section 7.02.Breach of Agreements...................................................... 33
         Section 7.03.Failure of Conditions..................................................... 34
         Section 7.04.Denial of Regulatory Approval............................................. 34
         Section 7.05.Regulatory Enforcement Matters............................................ 34
         Section 7.06.Unilateral Termination.................................................... 34
         Section 7.07.Damages and Limitation on Damages......................................... 34

ARTICLE VIII - GENERAL PROVISIONS

         Section 8.01.Confidential Information.................................................. 35
         Section 8.02.Publicity................................................................. 35
         Section 8.03.Return of Documents....................................................... 35
         Section 8.04.Notices................................................................... 36
         Section 8.05.Nonsurvival of Representations, Warranties
                             and Agreements..................................................... 37
         Section 8.06.Costs and Expenses........................................................ 37
         Section 8.07.Entire Agreement.......................................................... 37
         Section 8.08.Headings and Captions..................................................... 37
         Section 8.09.Waiver, Amendment or Modification......................................... 37
         Section 8.10.Rules of Construction..................................................... 38
         Section 8.11.Counterparts.............................................................. 38
         Section 8.12.Successors and Assigns.................................................... 38
         Section 8.13.Governing Law............................................................. 38

                          AGREEMENT AND PLAN OF MERGER


         This Agreement and Plan of Merger, dated as of October 3, 1997, is by and between First Banks America, Inc., a bank holding company organized as a Delaware corporation ("FBA"), and First Commercial Bancorp, Inc., a bank holding company organized as a Delaware corporation ("First Commercial"). This Agreement and Plan of Merger is hereinafter referred to as the "Agreement."

         In consideration of the mutual representations, warranties, agreements and covenants contained herein, FBA and First Commercial hereby agree as follows:


                                    ARTICLE I

                     TERMS OF THE MERGER & CLOSING; EXCHANGE
                                    OF SHARES

         Section 1.01. The Merger. Pursuant to the terms and provisions of this Agreement and the corporation law of the State of Delaware governing the merger of First Commercial with FBA ("Corporate Law"), First Commercial shall merge with and into FBA, and FBA will be the surviving corporation (the "Merger"). This Agreement also contemplates that, immediately following the Effective Time (as defined in Section 1.05 hereof), the Bank Merger and the Branch Exchange (as such terms are defined in Section 4.0 8) will occur.

         Section 1.02. Effect of the Merger. The Merger shall have all of the effects provided by Corporate Law and this Agreement, and the separate corporate existence of First Commercial shall cease on consummation of the Merger and be combined in FBA.

         Section 1.03.     Conversion of Shares.

         (a) At the Effective Time, each share of common stock, $1.25 par value, of First Commercial ("First Commercial Common") issued and outstanding immediately prior to the Effective Time shall be converted into the right to receive 0.8888 shares of common stock, par value $.15 per share, of FBA ("FBA Common Stock"); provided, however, that (i) no fractional shares of FBA Common Stock shall be issued as a result of the Merger, but cash shall be paid in lieu thereof as provided in Section 1.07 hereof; and (ii) each share of First Commercial Common held in the treasury of First Commercial or by any direct or indirect subsidiary of First Commercial immediately prior to the Effective Time shall be cancelled.

         (b) At the Effective Time, by virtue of the Merger and without any action on the part of the holders thereof, all of the shares of First Commercial Common shall cease to be outstanding and be cancelled. Upon the surrender of any certificate or certificates which immediately prior to the Effective Time represented outstanding shares of First Commercial Common (the "Certificate"), each holder thereof shall cease to have any rights with respect to such shares, except the right of the holder to receive (i) a new certificate representing the number of whole shares of FBA Common Stock, and (ii) the amount of cash in lieu of fractional shares, if any, into which the shares of First Commercial Common represented by the Certificate have been converted.

         (c) Issued and outstanding shares of First Commercial held by a dissenting holder shall not be converted as described in this Section 1.03, but from and after the Effective Time shall represent only the right to receive such consideration as may be determined to be due pursuant to applicable Corporate Law; provided, however, that each share of First Commercial Common outstanding immediately prior to the Effective Time and held by a dissenting holder who shall, after the Effective Time, withdraw his demand for appraisal or lose his right of appraisal shall have only such rights as are provided under applicable Corporate Law.

         (d)(i) Each option granted by First Commercial to purchase shares of First Commercial Common (each a "First Commercial Option") outstanding immediately prior to the Effective Time shall cease to represent the right to acquire shares of First Commercial Common and shall be converted automatically into an option to purchase shares of FBA Common Stock. The number of shares of FBA Common Stock subject to a new option shall be the product of the number of shares of First Commercial Common subject to the First Commercial Option times 0.8888, and the exercise price of the new option shall be the quotient obtained by dividing the exercise price of the First Commercial Option by 0.8888.

         (ii) Promptly after the Effective Time, FBA and each holder of an option subject to such conversion shall enter into an option agreement setting forth the terms of the new option into which the corresponding First Commercial Option has been converted, having substantially the same terms as those of the First Commercial Option except as otherwise provided herein.

         Section 1.04. The Closing. The closing of the Merger (the "Closing") shall take place at the location mutually agreeable to the parties hereto at 10:00 a.m. local time on the Closing Date described in Section 1.05 of this Agreement.

         Section 1.05. Closing Date. At FBA's election, the Closing shall take place on either (i) one of the last five (5) business days of the month, or (ii) the first business day of the month following the month, or (iii) the first business day of the first month of the next calendar quarter following the month, in each case, during which each of the conditions in Sections 6.01 and
6.02 is satisfied or waived by the appropriate party or on such other date as First Commercial and FBA may agree (the "Closing Date"). The Merger shall be effective upon the filing of Articles of Merger with the Secretary of State of the State of Delaware (the "Effective Time").

         Section 1.06. Actions At Closing. (a) At the Closing, First Commercial shall deliver to FBA:

         (i) certified copies of the Certificate of Incorporation and Bylaws of First Commercial and the certificate or articles of incorporation and bylaws of each of its subsidiaries;

         (ii) a Certificate signed by an appropriate officer of First Commercial stating that (A) each of the representations and warranties contained in Article II is true and correct in all material respects at the time of the Closing (except for those made as of a specified date), with the same force and effect as if such representations and warranties had been made at the Closing, and (B) all of the conditions set forth in
         Section 6.01 have been satisfied or waived as provided therein;

         (iii) certified copies of the resolutions of First Commercial's Board of Directors and stockholders, establishing the requisite approvals under applicable Corporate Law of this Agreement, the Merger and the other transactions contemplated hereby;

         (iv) a Certificate of the Secretary of State of the State of Delaware, dated a recent date, stating that First Commercial is in good standing; and

         (v) a legal opinion from counsel for First Commercial regarding First Commercial, this Agreement and the transactions contemplated hereby, in form reasonably satisfactory to FBA and its counsel.

         (b)   At the Closing, FBA shall deliver to First Commercial:

         (i) certified copies of the Certificate of Incorporation and Bylaws of FBA and the certificate or articles of incorporation and bylaws of each of its subsidiaries;

         (ii) a Certificate signed by an appropriate officer of FBA stating that
         (A) each of the representations and warranties contained in Article III is true and correct in all material respects at the time of the Closing (except for those made as of a specified date), with the same force and effect as if such representations and warranties had been made at the Closing, and (B) all of the conditions set forth in Section 6.02 have been satisfied or waived as provided therein;

         (iii) certified copies of the resolutions of FBA's Board of Directors and stockholders, establishing the requisite approvals under applicable Corporate Law of this Agreement, the Merger and the other transactions contemplated hereby;

         (iv) a Certificate of the Secretary of State of the State of Delaware, dated a recent date, stating that FBA is in good standing; and

         (v) a legal opinion from counsel for FBA regarding  FBA, this Agreement
         and  the   transactions   contemplated   hereby,   in  form  reasonably
         satisfactory to First Commercial and its counsel.

         Section 1.07.     Exchange Procedures; Surrender of Certificates.

         (a) Chase Mellon Shareholder Services, or another firm selected by FBA to which First Commercial has no reasonable objection, shall act as Exchange Agent in the Merger (the "Exchange Agent").

         (b) As soon as reasonably practicable after the Effective Time, the Exchange Agent shall mail to each record holder of shares of First Commercial Common a letter of transmittal (which shall specify that delivery shall be effected, and risk of loss and title to Certificates representing such shares shall pass, only upon proper delivery of the Certificates to the Exchange Agent and shall be in such form and have such other provisions as the Exchange Agent may reasonably specify) (each such letter, the "Letter of Transmittal") and instructions for use in effecting the surrender of Certificates. Upon surrender to the Exchange Agent of a Certificate, together with a duly executed Letter of Transmittal and any other required documents, the holder of a Certificate shall be entitled to receive in exchange therefor solely the Merger Consideration, without interest. If shares of FBA Common Stock are to be issued in a name other than a person in whose name a surrendered Certificate is registered, it shall be a condition of acceptance of the surrendered Certificate that the same shall be properly endorsed or otherwise in proper form for transfer and that the person requesting such payment shall pay to the Exchange Agent any required transfer or other taxes or establish to the satisfaction of the Exchange Agent that such taxes have been paid or are not applicable.

         (c) Each holder of shares of First Commercial Common who would otherwise be entitled to receive a fraction of a share of FBA Common Stock (after taking into account all Certificates delivered by such holder) shall receive in lieu thereof cash, without interest, in an amount equal to such fraction multiplied by the product of the closing price of a share of FBA Common Stock on the New York Stock Exchange--Composite Transactions List on the business day immediately preceding the Effective Time times 0.8888.

         (d) At any time following six months after the Effective Time, FBA shall be entitled to terminate the Exchange Agent relationship, and thereafter holders of Certificates shall be entitled to look only to FBA (subject to abandoned property, escheat or other similar laws) with respect to the surrender of any Certificate.

                                   ARTICLE II

               REPRESENTATIONS AND WARRANTIES OF FIRST COMMERCIAL

         First Commercial represents and warrants to FBA as follows:

         Section 2.01.     Organization and Capital Stock.

         (a) First Commercial is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has the corporate power to own all of its property and assets, to incur all of its liabilities and to carry on its business as now being conducted.

         (b) As of the date hereof, the authorized capital stock of First Commercial consists of 10,000,000 shares of common stock, par value $ 1.25 per share ("First Commercial Common"), of which 846,127 are outstanding, duly and validly issued, fully paid and non-assessable, and 5,000,000 shares of preferred stock, par value $.01 per share, none of which is outstanding. A certificate of designation has been filed with the Delaware Secretary of State designating 500,000 shares of such preferred stock as "Series A Participating Preferred Stock," none of which has been issued. None of the outstanding shares of First Commercial Common has been issued in violation of any preemptive rights. There are currently outstanding First Commercial Options representing the right to acquire an aggregate of 240 shares of First Commercial Common Stock for the aggregate exercise price of $221,400. To the best of First Commercial's knowledge, First Commercial does not have a material liability arising from the issuance of stock certificates in replacement of certificates which have been lost, stolen or destroyed.

         The stockholders of First Commercial adopted a stockholders rights plan (the "Rights Plan") in 1990. Under the Rights Plan, holders of outstanding shares of First Commercial Common are entitled to purchase a fractional interest in First Commercial's Series A Participating Preferred Stock under certain circumstances. The rights granted under the Rights Plan attach to each share of First Commercial Common and no separate certificates for such rights have been issued. No "Distribution Date," as such term is defined in the Rights Plan, has occurred.

         (c) Except as disclosed in Section 2.01(b), and except for convertible debentures in the principal amount of $6.5 million which are convertible into shares of First Commercial Common (the "Debentures"), there are no shares of capital stock or other equity securities of First Commercial issued or outstanding and no outstanding options, warrants, rights to subscribe for, calls or commitments of any character whatsoever relating to, or securities or rights convertible into or exchangeable for, shares of the capital stock of First Commercial or contracts, commitments, understandings or arrangements by which First Commercial is or may be obligated to issue additional shares of its capital stock.

         (d) Pursuant to that certain Stock Purchase Agreement dated as of August 7, 1995 by and between First Commercial and First Banks, Inc. ("First Banks"), as amended by that certain Additional Investment Agreement dated as of October 31, 1995, by and between First Commercial and First Banks, and as further amended by that certain Standby Agreement dated as of December 28, 1995 by and between First Commercial and First Banks (collectively, the "Stock Purchase Agreement"), stockholders of First Commercial as of October 6, 1995 were issued certain appreciation rights by First Commercial (the "Appreciation Rights"). Holders of Appreciation Rights are entitled to receive certain payments from First Commercial based upon recoveries First Commercial Bank experiences on certain specified assets. The Stock Purchase Agreement sets forth those specified assets, certain measurement formulas, and the three dates as of which such measurement formulas are to be applied to determine whether any payment is due to holders of the Appreciation Rights. The first measurement date was June 30, 1996, and no payments were due under the measurement formulas as of that date. The second measurement date is December 31, 1997, and the third measurement date is October 31, 1998. Under the terms of the Stock Purchase Agreement, payments for the second and third measurement dates may be in the form of cash or stock, as determined in the sole discretion of the First Commercial Board of Directors. First Commercial anticipates that some payment will be made with respect to the second measurement date, but the precise amount cannot be determined at this time.

         Section 2.02. Authorization; No Defaults. First Commercial's Board of Directors has by all requisite action approved this Agreement and the Merger and authorized the execution and delivery hereof on its behalf by its duly authorized officers and the performance by First Commercial of its obligations hereunder. Nothing in the Certificate of Incorporation or Bylaws of First
Commercial or any other agreement, instrument, decree, proceeding, law or regulation (except as specifically referred to in or contemplated by this Agreement) by or to which First Commercial or any of its subsidiaries is bound or subject would prohibit or inhibit First Commercial from consummating this Agreement and the Merger on the terms and conditions herein contained. This Agreement has been duly and validly executed and delivered by First Commercial and constitutes a legal, valid and binding obligation of First Commercial, enforceable against First Commercial in accordance with its terms. First Commercial and its subsidiaries are neither in default under nor in violation of any provision of their respective articles or certificates of incorporation, bylaws, or any promissory note, indenture or any evidence of indebtedness or security therefor, lease, contract, purchase or other commitment or any other agreement which is material to First Commercial and its subsidiaries taken as a whole.

         Section 2.03. First Commercial Subsidiaries. Each of First Commercial's direct and indirect subsidiaries (hereinafter referred to singly as a "First Commercial Subsidiary" and collectively as the "First Commercial Subsidiaries"), the names and jurisdictions of incorporation of which are disclosed in Section
2.03 of that certain document delivered by First Commercial to FBA, entitled the "First Commercial Disclosure Schedule" and executed by both First Commercial and FBA concurrently with the execution and delivery of this Agreement (the "First Commercial Disclosure Schedule"), is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and each of the First Commercial Subsidiaries has the corporate power to own its properties and assets, to incur its liabilities and to carry on its business as now being conducted. The number of issued and outstanding shares of capital stock of each First Commercial Subsidiary and the ownership of such shares is set forth in Section 2.03 of the First Commercial Disclosure Schedule; and all of such shares are owned by First Commercial or a First Commercial Subsidiary, free and clear of all liens, encumbrances, rights of first refusal, options or other restrictions of any nature whatsoever, except that the common stock of First Commercial Bank is pledged to secure the repayment of the Debentures. There are no options, warrants or rights outstanding to acquire any capital stock of any First Commercial Subsidiary, and no person or entity has any other right to purchase or acquire any unissued shares of stock of any First
Commercial Subsidiary, nor does any First Commercial Subsidiary have any obligation of any nature with respect to its unissued shares of stock. Except as disclosed in Section 2.03 of the First Commercial Disclosure Schedule, neither First Commercial nor any First Commercial Subsidiary is a party to any partnership or joint venture or owns an equity interest in any other business or enterprise.

         Section   2.04.   Financial   Information.   All  of  (i)  the  audited
consolidated balance sheets of First Commercial and the First Commercial Subsidiaries as of December 31, 1996 and related consolidated income statements and statements of changes in shareholders' equity and of cash flows for the three years ended December 31, 1996, together with the notes thereto, included in First Commercial's Annual Report on Form 10-K for the year ended December 31, 1996, as currently on file with the Securities and Exchange Commission (the "SEC"); (ii) the unaudited consolidated balance sheets of First Commercial and the First Commercial Subsidiaries as of June 30, 1997 and related consolidated income statements and statements of changes in shareholders' equity and of cash flows for the six months ended June 30, 1997, together with the notes thereto, included in First Commercial's Quarterly Report on Form 10-Q for the six months ended June 30, 1997 as currently on file with the SEC; and (iii) the year-end and quarter-end Reports of Condition and Reports of Income of First Commercial Bank for 1996 and for the six-month period ended June 30, 1997, respectively, as filed with the Federal Deposit Insurance Corporation (the "FDIC") (such financial statements and notes collectively referred to herein as the "First Commercial Financial Statements"), have been prepared in accordance with generally accepted accounting principles applied on a consistent basis (except as may be disclosed therein and except for regulatory reporting differences required by First Commercial Bank's reports) and fairly present the consolidated financial position and the consolidated results of operations, changes in shareholders' equity and cash flows of the respective entity and its respective consolidated subsidiaries as of the dates and for the periods indicated.

         Section 2.05. Absence of Changes. Since June 30, 1997 there has not been any material adverse change in the financial condition, the results of operations or the business or prospects of First Commercial and its subsidiaries taken as a whole, nor have there been any events or transactions having such a material adverse effect which should be disclosed in order to make the First Commercial Financial Statements not misleading. Since June 30, 1996, there has been no material adverse change in the financial condition, the results of operations or the business of First Commercial Bank except for any such changes as are disclosed in First Commercial Bank's Reports of Condition and Income filed with the FDIC since such date.

         Section 2.06. Regulatory Enforcement Matters. Neither First Commercial nor any First Commercial Subsidiary is subject to, or has received any notice or advice that it may become subject to, any order, agreement, memorandum of understanding or other regulatory enforcement action or proceeding with or by any federal or state agency charged with the supervision or regulation of banks or bank holding companies or engaged in the insurance of bank deposits or any other governmental agency having supervisory or regulatory authority with respect to First Commercial or any of its subsidiaries.

         Section 2.07. Tax Matters. First Commercial and the First Commercial Subsidiaries have filed all federal, state and local income, franchise, excise, sales, use, real and personal property and other tax returns required to be filed. All such returns fairly reflect the information required to be presented therein. All provisions for accrued but unpaid taxes contained in the First Commercial Financial Statements were made in accordance with generally accepted accounting principles and in the aggregate do not materially fail to provide for potential tax liabilities.

         Section 2.08. Litigation. Except as disclosed in Section 2.08 of the First Commercial Disclosure Schedule, there is no litigation, claim or other proceeding involving an amount in controversy in excess of $50,000 pending or, to the knowledge of First Commercial, threatened against First Commercial or any of the First Commercial Subsidiaries, or of which the property of First Commercial or any of the First Commercial Subsidiaries is or would be subject.

         Section 2.09.   Properties,   Contracts,  Employee  Benefit  Plans  and
Other Agreements. Section 2.09 of the First Commercial Disclosure Schedule specifically identifies the following:

         (a) all real property owned by First Commercial or any First Commercial Subsidiary and the principal buildings and structures located thereon, together with a legal description of such real estate, and each lease of real property to which First Commercial or any First Commercial Subsidiary is a party, identifying the parties thereto, the annual rental payable, the expiration date thereof and a brief description of the property covered;

         (b) all loan and credit agreements, conditional sales contracts or other title retention agreements or security agreements relating to money borrowed by First Commercial or a First Commercial Subsidiary, exclusive of deposit agreements with customers of First Commercial Bank entered into in the ordinary course of business, agreements for the purchase of federal funds, repurchase agreements and the Debentures;

         (c) all agreements, loans, contracts, guaranties, letters of credit, lines of credit or commitments of First Commercial or any First Commercial Subsidiary not referred to elsewhere in this Section 2.09 which:

                  (i)   (except for loans,  loan commitments or lines of credit)
                        involve   payment  by  First  Commercial  or  any  First
                        Commercial Subsidiary of more than $25,000;

                  (ii) involve payments based on profits of First Commercial or any First Commercial Subsidiary;

                  (iii) relate  to  the  future purchase of goods or services in excess of the requirements of its respective business at current levels or for normal operating purposes;

                  (iv)  were not made in the ordinary course of business; or

                  (v) materially affect the business or financial condition of First Commercial or any First Commercial Subsidiary;

         (d) all leases, subleases or licenses with respect to real or personal property, whether as lessor, lessee, licensor or licensee, with annual rental or other payments due thereunder in excess of $25,000;

         (e) all agreements for the employment, retention or engagement, or with respect to the severance, of any officer, employee, agent, consultant or other person or entity which by its terms is not terminable by First Commercial or a First Commercial Subsidiary on thirty (30) days written notice or less without any payment by reason of such termination; and

         (f) the name and annual salary as of January 1, 1997 of each director or employee of First Commercial or any First Commercial Subsidiary with a salary in excess of $100,000.

         Copies of each document, plan or contract identified in Section 2.09 of the First Commercial Disclosure Schedule have been made available for inspection by FBA and shall remain available at all times prior to the Closing Date.

         Section 2.10. Reports. First Commercial and the First Commercial Subsidiaries have filed all reports and statements, together with any amendments required to be made with respect thereto, required to be filed with the SEC, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Department of Financial Institutions of the State of California (the "Financial Institutions Department"), the FDIC and any other governmental authority with jurisdiction over First Commercial or any First Commercial Subsidiary. As of the dates indicated thereon, each of such reports and documents, including any financial statements, exhibits and schedules thereto, complied in all material respects with the relevant statutes, rules and regulations enforced or promulgated by the regulatory authority with which they were filed, and did not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

         Section 2.11. Investment Portfolio. All United States Treasury securities, obligations of other United States Government agencies and corporations, obligations of States and political subdivisions of the United States and other investment securities held by First Commercial or any First Commercial Subsidiary, as reflected in the latest consolidated balance sheet of First Commercial included in the First Commercial Financial Statements, are carried in accordance with generally accepted accounting principles.

         Section 2.12. Loan Portfolio. Except as disclosed in Section 2.12 of the First Commercial Disclosure Schedule, to the best of First Commercial's knowledge: (i) all loans and discounts shown on the First Commercial Financial Statements at June 30, 1997 or which were or will be entered into after June 30, 1997 but before the Closing Date were and will be made in all material respects for good, valuable and adequate consideration in the ordinary course of the business of First Commercial and the First Commercial Subsidiaries, in accordance in all material respects with sound lending practices, and they are not subject to any material known defenses, setoffs or counterclaims, including without limitation any such as are afforded by usury or truth in lending laws, except as may be provided by bankruptcy, insolvency or similar laws or by general principles of equity; (ii) the notes and other evidences of indebtedness evidencing such loans and all forms of pledges, mortgages and other collateral documents and security agreements are and will be in all material respects enforceable, valid, true and genuine and what they purport to be; and (iii) First Commercial and the First Commercial Subsidiaries have complied and will through the Closing Date comply with all laws and regulations relating to such loans, or to the extent there has not been such compliance, such failure to comply will not materially interfere with the collection of any loan. To the best of First Commercial's knowledge, except as disclosed in Section 2.12 of the First Commercial Disclosure Schedule, all loans and loan commitments extended by First Commercial Bank and any extensions, renewals or continuations of such loans and loan commitments were made in accordance with its customary lending standards in the ordinary course of business. Such loans are evidenced by appropriate and sufficient documentation based upon customary and ordinary past practices of First Commercial Bank. The reserve for possible loan and lease losses shown on the Report of Condition and Income of First Commercial Bank as of June 30, 1997 is adequate in all material respects under the requirements of generally accepted accounting principles to provide for possible losses, net of recoveries relating to loans previously charged off, on loans outstanding
(including, without limitation, accrued interest receivable) as of June 30, 1997.

         Section 2.13.     Employee Matters and ERISA.

         (a) Neither First Commercial nor any First Commercial Subsidiary has entered into any collective bargaining agreement with any labor organization with respect to any group of employees of First Commercial or any First Commercial Subsidiary, and to the knowledge of First Commercial there is no present effort nor existing proposal to attempt to unionize any group of employees of First Commercial or any First Commercial Subsidiary.

         (b) All arrangements of First Commercial and the First Commercial Subsidiaries relating to employees, including all benefit plans and deferred compensation, bonus, stock or incentive plans for the benefit of current or former employees (the "First Commercial Employee Plans") are administered by First Banks, Inc. All costs, liabilities and obligations arising from the First Commercial Employee Plans are properly reflected in accordance with generally accepted accounting principles in the First Commercial Financial Statements.

         Section 2.14.  Title to Properties;  Insurance.  Except as disclosed in
Section 2.14 of the First Commercial Disclosure Schedule: (i) First Commercial and the First Commercial Subsidiaries have marketable title, insurable at standard rates, free and clear of all liens, charges and encumbrances (except taxes which are a lien but not yet payable and liens, charges or encumbrances reflected in the First Commercial Financial Statements and easements, rights-of-way, and other restrictions which are not material, and further excepting in the case of other Real Estate Owned ("OREO"), as such real estate is internally classified on the books of First Commercial or any First
Commercial  Subsidiary,  rights of redemption  under  applicable law), to all of their real properties; (ii) all leasehold interests for real property and any material personal property used by First Commercial or a First Commercial Subsidiary in its business are held pursuant to lease agreements which are valid and enforceable in accordance with their terms; (iii) all such properties comply in all material respects with all applicable private agreements, zoning requirements and other governmental laws and regulations relating thereto, and there are no condemnation proceedings pending or, to the knowledge of First Commercial, threatened with respect to any of such properties; (iv) First Commercial and the First Commercial Subsidiaries have valid title or other ownership rights under licenses to all material intangible personal or intellectual property used by First Commercial or any First Commercial Subsidiary in its business, free and clear of any material claim, defense or right of any other person or entity, subject only to rights of the licensors pursuant to applicable license agreements, which rights do not materially and adversely interfere with the use of such property; and (v) all material insurable properties owned or held by First Commercial or a First Commercial Subsidiary are adequately insured by financially sound and reputable insurers in such amounts and against fire and other risks insured against by extended coverage and public liability insurance, as is customary with bank holding companies of similar size.

         Section  2.15.  Compliance  with Law.  First  Commercial  and the First
Commercial Subsidiaries have all licenses, franchises, permits and other governmental authorizations that are legally required to enable them to conduct their respective businesses in all material respects, are qualified to conduct business in every jurisdiction in which such qualification is legally required and are in compliance in all material respects with all applicable laws and regulations.

         Section 2.16. Brokerage. Except for fees payable by First Commercial to Mercer Capital Management, Inc., there are no existing claims or agreements for brokerage commissions, finders' fees, financial advisory fees or similar compensation in connection with the transactions contemplated by this Agreement payable by First Commercial or any First Commercial Subsidiary.

         Section 2.17. No Undisclosed Liabilities. Neither First Commercial nor any First Commercial Subsidiary has any material liability, whether known or unknown, asserted or unasserted, absolute or contingent, accrued or unaccrued, liquidated or unliquidated, and whether due or to become due (and there is no past or present fact, situation, circumstance, condition or other basis for any present or future action, suit or proceeding, hearing, charge, complaint, claim or demand against First Commercial or any First Commercial Subsidiary giving rise to any such liability), except (i) liabilities reflected in the First Commercial Financial Statements and (ii) liabilities of the same type incurred in the ordinary course of business of First Commercial and the First Commercial Subsidiaries since June 30, 1997.

         Section 2.18. Statements True and Correct. None of the information supplied or to be supplied by First Commercial for inclusion in any document to be filed with the SEC or any banking or other regulatory authority in connection with the transactions contemplated hereby will, at the respective times such documents are filed, and, in the case of the Joint Proxy Statement (as defined in Section 5.07), when first mailed to the stockholders of First Commercial and at the times of the First Commercial Stockholders' Meeting (as defined in Section 4.03) and the FBA Stockholders' Meeting (as defined in Section 5.07), be false or misleading with respect to any material fact, or omit to state any material fact necessary in order to make the statements therein not misleading, or omit to state any material fact required to be stated in order to correct any statement in any earlier communication with respect to the solicitation of any proxy for the First Commercial Stockholders' Meeting. All documents that First Commercial is responsible for filing with the SEC or any banking or other regulatory authority in connection with the transactions contemplated hereby will comply in all material respects with the provisions of applicable law and the applicable rules and regulations thereunder.

         Section 2.19. Commitments and Contracts. Except as disclosed in Section
2.19 of the First Commercial Disclosure Schedule (and with a true and correct copy of the document or other item in question having been made available to FBA for inspection), neither First Commercial nor any First Commercial Subsidiary is a party or subject to any of the following (whether written or oral, express or implied):

         (i) any agreement, arrangement or commitment not made in the ordinary course of business;

         (ii) any agreement, indenture or other instrument not reflected in the First Commercial Financial Statements relating to the borrowing of money by First Commercial or a First Commercial Subsidiary or the guarantee by First Commercial or a First Commercial Subsidiary of any obligation, other than (A) trade payables or instruments related to transactions entered into in the ordinary course of business by First Commercial or a First Commercial Subsidiary, such as deposits, federal funds borrowings and repurchase agreements, (B) the Appreciation Rights, or (C) agreements, indentures or instruments providing for annual payments of less than $25,000; or

         (iii) any contract containing covenants which limit the ability of First Commercial to compete in any line of business or with any person or containing any restriction of the geographical area in which, or method by which, First Commercial or any First Commercial Subsidiary may carry on its business (other than as may be required by law or any applicable regulatory authority).

         Section 2.20. Material Interest of Certain Persons. (a) Except as disclosed in Section 2.20 of the First Commercial Disclosure Schedule, no officer or director of First Commercial or any "associate" (as such term is defined in Rule 14a-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of any such officer or director, has any material interest in any material contract or property (real or personal, tangible or intangible), used in or pertaining to the business of First Commercial or any First Commercial Subsidiary.

         (b) All outstanding loans from First Commercial Bank to any present officer, director, employee or any associate or related interest of any such person which was required to be approved by or reported to First Commercial Bank's Board of Directors ("Insider Loans") were approved by or reported to the Board of Directors in accordance with all applicable laws and regulations.

         Section 2.21. Conduct to Date. Except as disclosed in Section 2.21 of the First Commercial Disclosure Schedule, from and after June 30, 1997 through the date of this Agreement, neither First Commercial nor any First Commercial Subsidiary has (i) failed to conduct its business in the ordinary and usual course consistent with past practices; (ii) issued, sold, granted, conferred or awarded any common or other stock, or any corporate debt securities which would be classified under generally accepted accounting principles applied on a consistent basis as long-term debt on the balance sheets of First Commercial or any First Commercial Subsidiary; (iii) effected any stock split or adjusted, combined, reclassified or otherwise changed its capitalization; (iv) declared, set aside or paid any dividend or other distribution in respect of its capital stock, or purchased, redeemed, retired, repurchased, or exchanged, or otherwise directly or indirectly acquired or disposed of any of its capital stock; (v) incurred any material obligation or liability (absolute or contingent), except normal trade or business obligations or liabilities incurred in the ordinary course of business, or subjected to lien any of its assets or properties other than in the ordinary course of business consistent with past practice; (vi) discharged or satisfied any material lien or paid any material obligation or liability (absolute or contingent), other than in the ordinary course of business; (vii) sold, assigned, transferred, leased, exchanged, or otherwise disposed of any of its properties or assets other than for a fair consideration in the ordinary course of business; (viii) except as required by contract or law, (A) increased the rate of compensation of, or paid any bonus to, any of its directors, officers, or other employees, except merit or promotion increases in accordance with existing policy, (B) entered into any new, or amended or supplemented any existing, employment, management, consulting, deferred compensation, severance or other similar contract, (C) entered into, terminated or substantially modified any of the Employee Plans or (D) agreed to do any of the foregoing; (ix) suffered any material damage, destruction, or loss, whether as the result of fire, explosion, earthquake, accident, casualty, labor trouble, requisition, or taking of property by any regulatory authority, flood, windstorm, embargo, riot, act of God or the enemy, or other casualty or event, and whether or not covered by insurance; (x) cancelled or compromised any debt, except for debts charged off or compromised in accordance with past practice;
(xi) entered into any material transaction, contract or commitment outside the ordinary course of its business or (xii) made or guaranteed any loan to any of the Employee Plans.

         Section 2.22. Environmental Matters. As used in this Agreement, "Environmental Laws" means all local, state and federal environmental, health and safety laws and regulations in all jurisdictions in which First Commercial or any First Commercial Subsidiary has done business or owned, leased or operated property, including, without limitation, the Federal Resource Conservation and Recovery Act, the Federal Comprehensive Environmental Response, Compensation and Liability Act, the Federal Clean Water Act, the Federal Clean Air Act, and the Federal Occupational Safety and Health Act.

         Except as disclosed in Section 2.22 of the First Commercial Disclosure Schedule, neither the conduct nor operation of First Commercial or any First Commercial Subsidiary nor any condition of any property presently or previously owned, leased or operated by any of them on their own behalf or in a fiduciary capacity violates or violated any Environmental Law in any respect material to the business of First Commercial and the First Commercial Subsidiaries, taken as a whole, and no condition or event has occurred with respect to any of them or any property that, with notice or the passage of time, or both, would constitute a violation material to the business of First Commercial and the First Commercial Subsidiaries, taken as a whole, of any Environmental Law or obligate (or potentially obligate) First Commercial or any First Commercial Subsidiary to remedy, stabilize, neutralize or otherwise alter the environmental condition of any property, where the aggregate cost of such actions would be material to First Commercial and the First Commercial Subsidiaries, taken as a whole. Except as may be disclosed in Section 2.22 of the First Commercial Disclosure Schedule, neither First Commercial nor any First Commercial Subsidiary has received notice from any person or entity that First Commercial or any First Commercial Subsidiary, or the operation or condition of any property ever owned, leased or operated by any of them on their own behalf or in a fiduciary capacity, are or were in violation of any Environmental Law, or that First Commercial or any First Commercial Subsidiary is responsible (or potentially responsible) for remedying, or the cleanup of, any pollutants, contaminants, or hazardous or toxic wastes, substances or materials at, on or beneath any such property.

                                   ARTICLE III

                      REPRESENTATIONS AND WARRANTIES OF FBA

         FBA represents and warrants to First Commercial as follows:

         Section 3.01.     Organization and Capital Stock.

         (a) FBA is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has the corporate power to own all of its property and assets, to incur all of its liabilities and to carry on its business as now being conducted.

         (b) As of the date hereof, the authorized capital stock of FBA consists of 6,666,666 shares of FBA Common Stock, of which 1,059,042 are outstanding, duly and validly issued, fully paid and non-assessable; 4,000,000 shares of FBA Class B Stock, par value $.15 per share ("FBA Class B Stock"), of which 2,500,000 are outstanding, duly and validly issued, fully paid and non-assessable; and 3,000,000 shares of preferred stock, par value $1.00 per share, none of which is outstanding. None of the outstanding shares of FBA Common Stock or FBA Class B Stock has been issued in violation of any preemptive rights. FBA has granted and outstanding (i) stock options representing the right to acquire an aggregate of 15,001 shares of FBA Common Stock for the aggregate exercise price of $56,256 (the "FBA Stock Options") and (ii) warrants representing the right to acquire an aggregate of 65,663 shares of common Stock for the aggregate price of $5,328,552 (the "FBA Warrants").

         (c) Except as disclosed in (i) Section 3.01(b) and (ii) Section 3.01 of that certain document delivered by FBA to First Commercial entitled the "FBA Disclosure Schedule" and executed by both FBA and First Commercial concurrently with the execution and delivery of this Agreement (the "FBA Disclosure Schedule"), there are no shares of capital stock or other equity securities of FBA issued or outstanding and no outstanding options, warrants, rights to subscribe for, calls or commitments of any character whatsoever relating to, or securities or rights convertible into or exchangeable for, shares of the capital stock of FBA or contracts, commitments, understandings or arrangements by which FBA is or may be obligated to issue additional shares of its capital stock.

         Section 3.02. Authorization; No Defaults. FBA's Board of Directors has by all requisite action approved this Agreement and the Merger and authorized the execution and delivery hereof on its behalf by its duly authorized officers and the performance by FBA of its obligations hereunder. Nothing in the Certificate of Incorporation or Bylaws of FBA or any other agreement, instrument, decree, proceeding, law or regulation (except as specifically referred to in or contemplated by this Agreement) by or to which FBA or any of its subsidiaries is bound or subject would prohibit or inhibit FBA from consummating this Agreement and the Merger on the terms and conditions herein contained. This Agreement has been duly and validly executed and delivered by FBA and constitutes a legal, valid and binding obligation of FBA, enforceable against FBA in accordance with its terms. FBA and its subsidiaries are neither in default under nor in violation of any provision of their respective articles or certificates of incorporation, bylaws, or any promissory note, indenture or any evidence of indebtedness or security therefor, lease, contract, purchase or other commitment or any other agreement which is material to FBA and its subsidiaries taken as a whole.

         Section 3.03. FBA Subsidiaries. Each of FBA's direct and indirect subsidiaries (hereinafter referred to singly as an "FBA Subsidiary" and collectively as the "FBA Subsidiaries"), the names and jurisdictions of incorporation of which are disclosed in Section 3.03 of the FBA Disclosure Schedule, is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and each of the FBA Subsidiaries has the corporate power to own its properties and assets, to incur its liabilities and to carry on its business as now being conducted. The number of issued and outstanding shares of capital stock of each FBA Subsidiary and the ownership of such shares is set forth in Section 3.03 of the FBA Disclosure Schedule; and all of such shares are owned by FBA or an FBA Subsidiary, free and clear of all liens, encumbrances, rights of first refusal, options or other restrictions of any nature whatsoever, except as disclosed in Section 3.03 of the FBA Disclosure Schedule. There are no options, warrants or rights outstanding to acquire any capital stock of any FBA Subsidiary, and no person or entity has any other right to purchase or acquire any unissued shares of stock of any FBA Subsidiary, nor does any FBA Subsidiary have any obligation of any nature with respect to its unissued shares of stock. Except as disclosed in
Section 3.03 of the FBA Disclosure Schedule, neither FBA nor any FBA Subsidiary is a party to any partnership or joint venture or owns an equity interest in any other business or enterprise.

         Section 3.04. Financial Information. All of (i) the audited consolidated balance sheets of FBA and the FBA Subsidiaries as of December 31, 1996 and related consolidated income statements and statements of changes in shareholders' equity and of cash flows for the three years ended December 31, 1996, together with the notes thereto, included in FBA's Annual Report on Form 10-K for the year ended December 31, 1996, as currently on file with the SEC;
(ii) the unaudited consolidated balance sheets of FBA and the FBA Subsidiaries as of June 30, 1997 and related consolidated income statements and statements of changes in shareholders' equity and of cash flows for the six months ended June 30, 1997, together with the notes thereto, included in FBA's Quarterly Report on Form 10-Q for the six months ended June 30, 1997 as currently on file with the SEC; and (iii) the year-end and quarter-end Reports of Condition and Reports of Income of BankTEXAS and Sunrise Bank, respectively, for 1996 and for the six-month period ended June 30, 1997, as filed with the Office of the Comptroller of the Currency (the "OCC") with respect to BankTEXAS and the Financial Institutions Department with respect to Sunrise Bank (such financial statements and notes collectively referred to herein as the "FBA Financial Statements"), have been prepared in accordance with generally accepted accounting principles applied on a consistent basis (except as may be disclosed therein and except for regulatory reporting differences required by reports of either bank) and fairly present the consolidated financial position and the consolidated results of operations, changes in shareholders' equity and cash flows of the respective entity and its consolidated subsidiaries as of the dates and for the periods indicated.

         Section 3.05. Absence of Changes. Since June 30, 1997 there has not been any material adverse change in the financial condition, the results of operations or the business or prospects of FBA and its subsidiaries taken as a whole, nor have there been any events or transactions having such a material adverse effect which should be disclosed in order to make the FBA Financial Statements not misleading. Since the dates of the most recent examinations of Sunrise Bank and BankTEXAS (collectively, the "FBA Banks") by the applicable regulatory authorities, there has been no material adverse change in the financial condition, the results of operations or the business of either of the FBA Banks except for any such changes as are disclosed in their Reports of Condition and Income filed with the FDIC and the OCC, respectively, since such date.

         Section 3.06. Regulatory Enforcement Matters. Neither FBA nor any FBA Subsidiary is subject to, or has received any notice or advice that it may become subject to, any order, agreement, memorandum of understanding or other regulatory enforcement action or proceeding with or by any federal or state agency charged with the supervision or regulation of banks or bank holding companies or engaged in the insurance of bank deposits or any other governmental agency having supervisory or regulatory authority with respect to FBA or any of its subsidiaries.

         Section 3.07. Tax Matters. FBA and the FBA Subsidiaries have filed all federal, state and local income, franchise, excise, sales, use, real and personal property and other tax returns required to be filed. All such returns fairly reflect the information required to be presented therein. All provisions for accrued but unpaid taxes contained in the FBA Financial Statements were made in accordance with generally accepted accounting principles and in the aggregate do not materially fail to provide for potential tax liabilities.

         Section 3.08. Litigation. Except as disclosed in Section 3.08 of the FBA Disclosure Schedule, there is no litigation, claim or other proceeding involving an amount in controversy in excess of $50,000 pending or, to the knowledge of FBA, threatened against FBA or any of the FBA Subsidiaries, or of which the property of FBA or any of the FBA Subsidiaries is or would be subject.

         Section 3.09. Properties, Contracts, Employee Benefit Plans and Other Agreements. Section 3.09 of the FBA Disclosure Schedule specifically identifies the following:

         (a) all real property owned by FBA or any of the FBA Subsidiaries and the principal buildings and structures located thereon, together with a legal description of such real estate, and each lease of real property to which FBA or any FBA Subsidiaries is a party, identifying the parties thereto, the annual rental payable, the expiration date thereof and a brief description of the property covered;

         (b) all loan and credit agreements, conditional sales contracts or other title retention agreements or security agreements relating to money borrowed by FBA or an FBA Subsidiary, exclusive of deposit agreements with customers of Bank entered into in the ordinary course of business, agreements for the purchase of federal funds and repurchase agreements;

         (c) all agreements, loans, contracts, leases, guaranties, letters of credit, lines of credit or commitments of FBA or any FBA Subsidiary not referred to elsewhere in this Section 3.09 which:

             (i) (except for loans, loan commitments or lines of credit) involve payment by FBA or any FBA Subsidiary of more than $25,000;

             (ii)     involve  payments  based  on  profits  of  FBA  or any FBA
                      Subsidiary;

             (iii) relate to the future purchase of goods or services in excess of the requirements of its respective business at current levels or for normal operating purposes;

             (iv)     were not made in the ordinary course of business; or

             (v) materially affect the business or financial condition of FBA or any FBA Subsidiary;

         (d) all leases, subleases or licenses with respect to real or personal property, whether as lessor, lessee, licensor or licensee, with annual rental or other payments due thereunder in excess of $25,000;

         (e) all agreements for the employment, retention or engagement, or with respect to the severance, of any officer, employee, agent, consultant or other person or entity which by its terms is not terminable by FBA or an FBA Subsidiary on thirty (30) days written notice or less without any payment by reason of such termination; and

         (f) the name and annual salary as of January 1, 1997 of each director or employee of FBA or any FBA Subsidiary with a salary in excess of $100,000.

         Copies of each document, plan or contract identified in Section 3.09 of the FBA Disclosure Schedule have been made available for inspection by First Commercial and shall remain available at all times prior to the Closing Date.

         Section 3.10. Reports. FBA and the FBA Subsidiaries have filed all reports and statements, together with any amendments required to be made with respect thereto, required to be filed with the SEC, the Federal Reserve Board, the Financial Institutions Department, the OCC, the FDIC and any other governmental authority with jurisdiction over FBA or any FBA Subsidiary. As of the dates indicated thereon, each of such reports and documents, including any financial statements, exhibits and schedules thereto, complied in all material respects with the relevant statutes, rules and regulations enforced or promulgated by the regulatory authority with which they were filed, and did not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

         Section 3.11. Investment Portfolio. All United States Treasury securities, obligations of other United States Government agencies and corporations, obligations of States and political subdivisions of the United States and other investment securities held by FBA or an FBA Subsidiary, as reflected in the latest consolidated balance sheet of FBA included in the FBA
Financial Statements, are carried in accordance with generally accepted accounting principles.

         Section 3.12. Loan Portfolio. Except as disclosed in Section 3.12 of the FBA Disclosure Schedule, to the best of FBA's knowledge, (i) all loans and discounts shown on the FBA Financial Statements at June 30, 1997 or which were or will be entered into after June 30, 1997 but before the Closing Date were and will be made in all material respects for good, valuable and adequate consideration in the ordinary course of the business of FBA and the FBA Banks, in accordance in all material respects with sound lending practices, and they are not subject to any material known defenses, setoffs or counterclaims, including without limitation any such as are afforded by usury or truth in lending laws, except as may be provided by bankruptcy, insolvency or similar laws or by general principles of equity; (ii) the notes and other evidences of indebtedness evidencing such loans and all forms of pledges, mortgages and other collateral documents and security agreements are and will be in all material respects enforceable, valid, true and genuine and what they purport to be; and
(iii) FBA and the FBA Banks have complied and will through the Closing Date comply with all laws and regulations relating to such loans, or to the extent there has not been such compliance, such failure to comply will not materially interfere with the collection of any loan. To the best of FBA's knowledge, all loans and loan commitments extended by the FBA Banks and any extensions, renewals or continuations of such loans and loan commitments were made in accordance with their customary lending standards in the ordinary course of business. Such loans are evidenced by appropriate and sufficient documentation based upon customary and ordinary past practices of the FBA Banks. The reserves for possible loan and lease losses shown on the Reports of Condition and Income of the FBA Banks as of June 30, 1997 are adequate in all material respects under the requirements of generally accepted accounting principles to provide for possible losses, net of recoveries relating to loans previously charged off, on loans outstanding (including, without limitation, accrued interest receivable) as of June 30, 1997.

         Section 3.13.     Employee Matters and ERISA.

         (a) Neither FBA nor any FBA Subsidiary has entered into any collective bargaining agreement with any labor organization with respect to any group of employees of FBA or any FBA Subsidiary, and to the knowledge of FBA there is no present effort nor existing proposal to attempt to unionize any group of employees of FBA or any FBA Subsidiary.

         (b) All arrangements of FBA and the FBA Subsidiaries relating to employees, including all benefit plans and deferred compensation, bonus, stock or incentive plans for the benefit of current or former employees (the "FBA Employee Plans") are administered by First Banks, Inc. All costs, liabilities and obligations arising from the FBA Employee Plans are properly reflected in accordance with generally accepted accounting principles in the FBA Financial Statements.

         Section 3.14.  Title to Properties;  Insurance.  Except as disclosed in
Section 3.14 of the FBA Disclosure Schedule: (i) FBA and the FBA Subsidiaries have marketable title, insurable at standard rates, free and clear of all liens, charges and encumbrances (except taxes which are a lien but not yet payable and liens, charges or encumbrances reflected in the FBA Financial Statements and easements, rights-of-way, and other restrictions which are not material, and further excepting in the case of other Real Estate Owned ("OREO"), as such real estate is internally classified on the books of FBA or any FBA Subsidiary, rights of redemption under applicable law) to all of their real properties; (ii) all leasehold interests for real property and any material personal property used by FBA or a FBA Subsidiary in its business are held pursuant to lease agreements which are valid and enforceable in accordance with their terms; (iii) all such properties comply in all material respects with all applicable private agreements, zoning requirements and other governmental laws and regulations relating thereto, and there are no condemnation proceedings pending or, to the knowledge of FBA, threatened with respect to any of such properties; (iv) FBA and the FBA Subsidiaries have valid title or other ownership rights under licenses to all material intangible personal or intellectual property used by FBA or any FBA Subsidiary in its business, free and clear of any material claim, defense or right of any other person or entity, subject only to rights of the licensors pursuant to applicable license agreements, which rights do not materially and adversely interfere with the use of such property; and (v) all material insurable properties owned or held by FBA or a FBA Subsidiary are adequately insured by financially sound and reputable insurers in such amounts and against fire and other risks insured against by extended coverage and public liability insurance, as is customary with bank holding companies of similar size.

         Section 3.15. Compliance with Law. FBA and the FBA Subsidiaries have all licenses, franchises, permits and other governmental authorizations that are legally required to enable them to conduct their respective businesses in all material respects, are qualified to conduct business in every jurisdiction in which such qualification is legally required and are in compliance in all material respects with all applicable laws and regulations.

         Section 3.16. Brokerage. Except for fees payable by FBA to Rauscher Pierce Refsnes, Inc., there are no existing claims or agreements for brokerage commissions, finders' fees, financial advisory fees or similar compensation in connection with the transactions contemplated by this Agreement payable by FBA or any FBA Subsidiary.

         Section 3.17. No Undisclosed Liabilities. Neither FBA nor any FBA Subsidiary has any material liability, whether known or unknown, asserted or unasserted, absolute or contingent, accrued or unaccrued, liquidated or unliquidated, and whether due or to become due (and there is no past or present fact, situation, circumstance, condition or other basis for any present or future action, suit or proceeding, hearing, charge, complaint, claim or demand against FBA or any FBA Subsidiary giving rise to any such liability), except for
(i) liabilities reflected in the FBA Financial Statements, and (ii) liabilities of the same type incurred in the ordinary course of business of FBA and the FBA Subsidiaries since June 30, 1997.

         Section 3.18. Statements True and Correct. None of the information supplied or to be supplied by FBA for inclusion in any document to be filed with the SEC or any banking or other regulatory authority in connection with the transactions contemplated hereby will, at the respective times such documents are filed, and, in the case of the Joint Proxy Statement, when first mailed to the stockholders of First Commercial and FBA and at the time of the First Commercial Stockholders' Meeting and the FBA Stockholders' Meeting, be false or misleading with respect to any material fact, or omit to state any material fact necessary in order to make the statements therein not misleading, or omit to state any material fact required to be stated in order to correct any statement in any earlier communication with respect to the solicitation of any proxy for the Stockholders' Meeting. All documents that FBA is responsible for filing with the SEC or any other regulatory authority in connection with the transactions contemplated hereby will comply as to form in all material respects with the provisions of applicable law and the applicable rules and regulations thereunder.

         Section 3.19. Commitments and Contracts. Except as disclosed in Section
3.19 of the FBA Disclosure Schedule (and with a true and correct copy of the document or other item in question having been made available to First Commercial for inspection), neither FBA nor any FBA Subsidiary is a party or subject to any of the following (whether written or oral, express or implied):

         (i) any agreement, arrangement or commitment not made in the ordinary course of business;

         (ii) any agreement, indenture or other instrument not reflected in the FBA Financial Statements relating to the borrowing of money by FBA or any FBA Subsidiary or the guarantee by FBA or any FBA Subsidiary of any obligation, other than (A) trade payables or instruments related to transactions entered into in the ordinary course of business by FBA or an FBA Subsidiary, such as deposits, federal funds borrowings and repurchase agreements or (B) agreements, indentures or instruments providing for annual payments of less than $25,000; or

         (iii) any contract containing covenants which limit the ability of FBA to compete in any line of business or with any person or containing any restriction of the geographical area in which, or method by which, FBA or any FBA Subsidiary may carry on its business (other than as may be required by law or any applicable regulatory authority).

         Section 3.20. Material Interest of Certain Persons. (a) Except as disclosed in Section 3.20 of the FBA Disclosure Schedule, no officer or director of FBA or any "associate" (as such term is defined in Rule 14a-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of any such officer or director, has any material interest in any material contract or property (real or personal, tangible or intangible), used in or pertaining to the business of FBA or any FBA Subsidiary.

         (b) All outstanding loans from either of the FBA Banks to any present officer, director, employee or any associate or related interest of any such person which was required to be approved by or reported to the Board of Directors of the lending bank ("Insider Loans") were approved by or reported to the Board of Directors in accordance with all applicable laws and regulations.

         Section 3.21. Conduct to Date. Except as disclosed in Section 3.21 of the FBA Disclosure Schedule, from and after June 30, 1997 through the date of this Agreement, neither FBA nor any FBA Subsidiary has (i) failed to conduct its business in the ordinary and usual course consistent with past practices; (ii) issued, sold, granted, conferred or awarded any common or other stock, or any corporate debt securities which would be classified under generally accepted accounting principles applied on a consistent basis as long-term debt on the balance sheets of FBA or any FBA Subsidiary; (iii) effected any stock split or adjusted, combined, reclassified or otherwise changed its capitalization; (iv) declared, set aside or paid any dividend or other distribution in respect of its capital stock, or purchased, redeemed, retired, repurchased, or exchanged, or otherwise directly or indirectly acquired or disposed of any of its capital stock; (v) incurred any material obligation or liability (absolute or contingent), except normal trade or business obligations or liabilities incurred in the ordinary course of business, or subjected to lien any of its assets or properties other than in the ordinary course of business consistent with past practice; (vi) discharged or satisfied any material lien or paid any material obligation or liability (absolute or contingent), other than in the ordinary course of business; (vii) sold, assigned, transferred, leased, exchanged, or otherwise disposed of any of its properties or assets other than for a fair consideration in the ordinary course of business; (viii) except as required by contract or law, (A) increased the rate of compensation of, or paid any bonus to, any of its directors, officers, or other employees, except merit or promotion increases in accordance with existing policy, (B) entered into any new, or amended or supplemented any existing, employment, management, consulting, deferred compensation, severance or other similar contract, (C) entered into, terminated or substantially modified any of the Employee Plans or
(D) agreed to do any of the foregoing; (ix) suffered any material damage, destruction, or loss, whether as the result of fire, explosion, earthquake, accident, casualty, labor trouble, requisition, or taking of property by any regulatory authority, flood, windstorm, embargo, riot, act of God or the enemy, or other casualty or event, and whether or not covered by insurance; (x) cancelled or compromised any debt, except for debts charged off or compromised in accordance with past practice; (xi) entered into any material transaction, contract or commitment outside the ordinary course of its business or (xii) made or guaranteed any loan to any of the Employee Plans.

         Section 3.22. Environmental Matters. As used in this Agreement, "Environmental Laws" means all local, state and federal environmental, health and safety laws and regulations in all jurisdictions in which FBA or any FBA Subsidiary has done business or owned, leased or operated property, including, without limitation, the Federal Resource Conservation and Recovery Act, the Federal Comprehensive Environmental Response, Compensation and Liability Act, the Federal Clean Water Act, the Federal Clean Air Act, and the Federal Occupational Safety and Health Act.

         Except as disclosed in Section 3.22 of the FBA Disclosure Schedule, neither the conduct nor operation of FBA or any FBA Subsidiary nor any condition of any property presently or previously owned, leased or operated by any of them on their own behalf or in a fiduciary capacity violates or violated any
Environmental Law in any respect material to the business of FBA and the FBA Subsidiaries, taken as a whole, and no condition or event has occurred with respect to any of them or any property that, with notice or the passage of time, or both, would constitute a violation material to the business of FBA and the FBA Subsidiaries, taken as a whole, of any Environmental Law or obligate (or potentially obligate) FBA or any FBA Subsidiary to remedy, stabilize, neutralize or otherwise alter the environmental condition of any property, where the aggregate cost of such actions would be material to FBA and the FBA Subsidiaries, taken as a whole. Except as may be disclosed in Section 3.22 of the FBA Disclosure Schedule, neither FBA nor any FBA Subsidiary has received notice from any person or entity that FBA or any FBA Subsidiary, or the operation or condition of any property ever owned, leased or operated by any of them on their own behalf or in a fiduciary capacity, are or were in violation of any Environmental Law, or that FBA or any FBA Subsidiary is responsible (or potentially responsible) for remedying, or the cleanup of, any pollutants, contaminants, or hazardous or toxic wastes, substances or materials at, on or beneath any such property.

                                   ARTICLE IV

                         AGREEMENTS OF FIRST COMMERCIAL

         Section 4.01.     Business in Ordinary Course.

         (a) First  Commercial  shall,  and shall  cause each  First  Commercial
Subsidiary to, continue to carry on after the date hereof its respective business and the discharge or incurrence of obligations and liabilities only in the usual, regular and ordinary course of business, as heretofore conducted, and by way of amplification and not limitation, First Commercial and each First Commercial Subsidiary will not:

         (i) declare or pay any dividend or make any other distribution to stockholders, whether in cash, stock or other property (provided, however, that this provision shall not prohibit (A) First Commercial Bank from declaring and paying a dividend of up to $200,000 on its common stock, (B) First Commercial from paying any and all dividends declared prior to the date of this Agreement but unpaid as of the date of this Agreement, together with all interest accrued thereon, or (C) First Commercial from paying any Appreciation Rights as the same become due and owing); or

         (ii) issue any Common Stock or other capital stock or any options, warrants, or other rights to subscribe for or purchase Common Stock or any other capital stock or any securities convertible into or exchangeable for any capital stock (except for the issuance of Common Stock pursuant to the valid exercise of First Commercial Stock Options described in Section 2.01(b) hereof); or

         (iii) directly or indirectly redeem, purchase or otherwise acquire any Common Stock or any other capital stock of First Commercial or any First Commercial Subsidiary; or

         (iv)  effect a reclassification,   recapitalization,  splitup, exchange
         of shares, readjustment or other similar change in or to any capital stock, or otherwise reorganize or recapitalize; or

         (v) change its certificate or articles of incorporation or association, as the case may be, or bylaws, nor enter into any agreement to merge or consolidate with, or sell a significant portion of its assets to, any person or entity.

         (b) First Commercial and each First Commercial Subsidiary will not, without the prior written consent of FBA, from and after the date hereof:

         (i) grant any increase (other than ordinary and normal increases consistent with past practices) in the compensation payable or to become payable to officers or salaried employees, grant any stock options or, except as required by law, adopt or make any change in any bonus, insurance, pension, or other Employee Plan, agreement, payment or arrangement made to, for or with any of such officers or employees; or

         (ii) borrow or agree to borrow any amount of funds except in the ordinary course of business, or directly or indirectly guarantee or agree to guarantee any obligations of others; or

         (iii) make or commit to make any new loan or letter of credit or any new or additional discretionary advance under any existing line of credit, except in the ordinary course of business in compliance with applicable laws, regulations and lending policies of the entity making the loan or advance; or

         (iv) enter into any agreement, contract or commitment having a term in excess of three (3) months other than letters of credit, loan agreements, deposit agreements, and other lending, credit and deposit agreements and documents made in the ordinary course of business; or

         (v)  except in the ordinary  course  of  business,  place on any of its
         assets or properties any mortgage,  pledge,  lien,   charge,  or  other
         encumbrance; or

         (vi) except in the ordinary course of business, cancel or accelerate any material indebtedness owing to First Commercial or a First Commercial Subsidiary or any claims which First Commercial or any First Commercial Subsidiary may possess, or waive any material rights of substantial value; or

         (vii) sell or otherwise dispose of any real property or any material amount of any tangible or intangible personal property, other than properties acquired in foreclosure or otherwise in the ordinary collection of indebtedness; or

         (viii) violate any law, statute, rule, governmental regulation or order, which violation might have a material adverse effect on the business, financial condition, or earnings of First Commercial or a First Commercial Subsidiary; or

         (ix) increase or decrease the rate of interest paid on time deposits or on certificates of deposit, except in a manner consistent with past practices.

         (c) First Commercial and the First Commercial Subsidiaries shall not, without the prior written consent of FBA, engage in any transaction or take any action that would render untrue in any material respect any of the representations and warranties of First Commercial contained in Article Two hereof, if such representations and warranties were given immediately following such transaction or action.

         (d) First Commercial shall promptly notify FBA of the occurrence of any matter or event known to and directly involving First Commercial that is materially adverse to the business, operations, properties, assets, or condition (financial or otherwise) of First Commercial and the First Commercial Subsidiaries, taken as a whole.

         (e) Nothing in this Section 4.01 shall restrict the right of First Commercial to enter into and perform its obligations under the Branch Exchange Agreement.

         Section 4.02. Breaches. First Commercial shall, in the event it has knowledge of the occurrence, or impending or threatened occurrence, of any event or condition which would cause or constitute a breach (or would have caused or constituted a breach had such event occurred or been known prior to the date hereof) of any of its representations or agreements contained or referred to herein, give prompt written notice thereof to FBA and use its best efforts to prevent or promptly remedy the same.

         Section 4.03. Submission to Stockholders. First Commercial shall cooperate with FBA in the preparation and filing of the Registration Statement, Prospectus and Joint Proxy Statement defined in Section 5.07 and, promptly following the effectiveness thereof, cause to be duly called and held a meeting of its stockholders (such meeting together with any adjournments is referred to as the "First Commercial Stockholders' Meeting") for approval of this Agreement and the Merger as required by Corporate Law. The Special Committee of the Board of Directors of First Commercial established to consider the transactions contemplated by this Agreement shall unanimously recommend to the stockholders of First Commercial the approval of this Agreement and the Merger, and the Board of Directors shall then adopt the same recommendations and cause the Joint Proxy Statement to be mailed to stockholders of First Commercial and use its best efforts to obtain such stockholder approval; provided, however, that neither the Special Committee nor the Board of Directors of First Commercial shall be obligated to make such recommendation if, having consulted and considered the advice of outside legal counsel, the Special Committee and the Board of Directors have reasonably determined in good faith that the making of such recommendation would constitute a breach of the fiduciary duties of the members of the Board of Directors or of the Special Committee of the Board of Directors under applicable law.

         Section 4.04. Consummation of Agreement. First Commercial shall perform and fulfill all conditions and obligations on its part to be performed or fulfilled under this Agreement and to effect the Merger in accordance with the terms and provisions hereof. First Commercial shall furnish to FBA in a timely manner all information, data and documents in the possession of First Commercial requested by FBA as may be required to obtain any necessary regulatory or other approvals of the Merger and shall cooperate fully with FBA in seeking such approvals and in consummating the transactions contemplated by this Agreement.

         Section 4.05. Access to Information. First Commercial shall permit FBA reasonable access, in a manner which will avoid undue disruption or interference with First Commercial's normal operations, to its properties and shall cause the First Commercial Subsidiaries to provide to FBA comparable access to their properties, and First Commercial shall disclose and make available to FBA all books, documents, papers and records relating to the assets, stock ownership, properties, operations, obligations and liabilities of First Commercial and the First Commercial Subsidiaries including, but not limited to, all books of account (including the general ledger), tax records, minute books of directors' and stockholders' meetings, organizational documents, material contracts and agreements, loan files, filings with any regulatory authority, accountants' workpapers (if available and subject to the respective independent accountants' consent), litigation files, plans affecting employees, and any other business activities or prospects in which FBA may have a reasonable and legitimate interest in furtherance of the transactions contemplated by this Agreement. FBA will hold any such information which is nonpublic in confidence in accordance with the provisions of Section 8.01 hereof.

         Section 4.06. Consents to Contracts and Leases. First Commercial shall obtain all necessary consents with respect to all interests of First Commercial and the First Commercial Subsidiaries in any material leases, licenses, contracts, instruments and rights which require the consent of another person for the Merger.

         Section 4.07. Subsequent Financial Statements. As soon as available after the date hereof, First Commercial shall deliver to FBA the monthly unaudited consolidated balance sheets and profit and loss statements of First Commercial prepared for its internal use, the Report of Condition and Income of First Commercial Bank for each quarterly period completed prior to the Closing, and all other financial reports or statements submitted to regulatory authorities after the date hereof, to the extent permitted by law (collectively, the "Subsequent First Commercial Financial Statements"). The Subsequent First Commercial Financial Statements shall be prepared on a basis consistent with past accounting practices, shall fairly present the financial condition and results of operations for the dates and periods presented and shall not include any material assets or omit to state any material liabilities, absolute or contingent, or other facts, which inclusion or omission would render such financial statements misleading in any material respect.

         Section 4.08. Merger of Banks; Branch Exchange. First Commercial shall cooperate with FBA in causing First Commercial Bank to execute such documents and file such applications and notices as may be required or desirable in order to enable First Commercial Bank to enter into and consummate the following transactions: (i) a merger with Sunrise Bank (or a successor thereto) (the "Bank Merger") to be consummated immediately following the Effective Time; and (ii) an agreement whereby First Commercial Bank will exchange the banking operations and liabilities of its Campbell, California branch for the banking operations and liabilities of the Walnut Creek branch now operated by First Bank & Trust, Irvine, California (the "Branch Exchange").

                                    ARTICLE V

                                AGREEMENTS OF FBA

         Section 5.01.     Business in Ordinary Course.

         (a) FBA shall, and shall cause each FBA Subsidiary to, continue to carry on after the date hereof its respective business and the discharge or incurrence of obligations and liabilities only in the usual, regular and ordinary course of business, as heretofore conducted, and by way of amplification and not limitation, FBA and each FBA Subsidiary will not:

         (i) declare or pay any dividend or make any other distribution to stockholders, whether in cash, stock or other property; or

         (ii) effect a reclassification, recapitalization, splitup, exchange of shares, readjustment or other similar change in or to any capital stock, or otherwise reorganize or recapitalize (but nothing herein shall be interpreted to prohibit FBA from issuing FBA Common Stock in exchange for debt currently owed to First Banks, as contemplated by
         Section 6.01(j)).

         (b) FBA and each FBA Subsidiary will not, without the prior written consent of First Commercial, from and after the date hereof:

         (i) grant any increase (other than ordinary and normal increases consistent with past practices) in the compensation payable or to become payable to officers or salaried employees, grant any stock options or, except as required by law, adopt or make any change in any bonus, insurance, pension, or other Employee Plan, agreement, payment or arrangement made to, for or with any of such officers or employees; or

         (ii) make or commit to make any new loan or letter of credit or any new or additional discretionary advance under any existing line of credit, except in the ordinary course of business in compliance with applicable laws, regulations and lending policies of the entity making the loan or advance; or

         (iii) enter into any agreement, contract or commitment having a term in excess of three (3) months other than letters of credit, loan agreements and other agreements and documents made in the ordinary course of business; or

         (iv)  except in  the  ordinary course of business,  place on any of its
         assets or  properties  any mortgage,  pledge,  lien,   charge, or other
         encumbrance; or

         (v) except in the ordinary course of business, cancel or accelerate any material indebtedness owing to FBA or an FBA Subsidiary or any claims which FBA or any FBA Subsidiary may possess, or waive any material rights of substantial value; or

         (vi) sell or otherwise dispose of any real property or any material amount of any tangible or intangible personal property, other than properties acquired in foreclosure or otherwise in the ordinary collection of indebtedness; or

         (vii) violate any law, statute, rule, governmental regulation or order, which violation might have a material adverse effect on the business, financial condition, or earnings of FBA or an FBA Subsidiary; or

         (viii) increase or decrease the rate of interest paid on time deposits or on certificates of deposit, except in a manner consistent with past practices.

         (c) FBA and the FBA Subsidiaries shall not, without the prior written consent of First Commercial, engage in any transaction or take any action that would render untrue in any material respect any of the representations and warranties of FBA contained in Article Three hereof, if such representations and warranties were given immediately following such transaction or action.

         (d) FBA shall promptly notify First Commercial of the occurrence of any matter or event known to and directly involving FBA that is materially adverse to the business, operations, properties, assets, or condition (financial or otherwise) of FBA and the FBA Subsidiaries, taken as a whole.

         Section 5.02. Regulatory Approvals. FBA shall file all regulatory applications required in order to consummate the Merger, the Bank Merger and the Branch Exchange, including but not limited to the necessary applications for the prior approval of the Federal Reserve Board. FBA shall keep First Commercial reasonably informed as to the status of such applications and make available to First Commercial, upon reasonable request by First Commercial from time to time, copies of such applications and any supplementally filed materials.

         Section 5.03. Breaches. FBA shall, in the event it has knowledge of the occurrence, or impending or threatened occurrence, of any event or condition which would cause or constitute a breach (or would have caused or constituted a breach had such event occurred or been known prior to the date hereof) of any of its representations or agreements contained or referred to herein, give prompt written notice thereof to First Commercial and use its best efforts to prevent or promptly remedy the same.

         Section 5.04. Consummation of Agreement. FBA shall use its best efforts to perform and fulfill all conditions and obligations on its part to be performed or fulfilled under this Agreement and to effect the Merger in accordance with the terms and conditions of this Agreement.

         Section 5.05.     Indemnification.

         (a) FBA shall indemnify, defend and hold harmless the present and former officers, directors, employees and agents of First Commercial and the First Commercial Subsidiaries (each, an "Indemnified Party") against all losses, expenses, claims, damages or liabilities arising out of actions or omissions occurring on or prior to the Effective Time (including, without limitation, the transactions contemplated by this Agreement) to the full extent then permitted under Corporate Law and by First Commercial's Certificate of Incorporation as in effect on the date hereof.

         (b) If after the Effective Time FBA or its successors or assigns (i) shall consolidate with or merge into any other corporation or entity and shall not be the continuing or surviving entity of such consolidation or merger, or
(ii) shall transfer all or substantially all of its properties and assets to any individual, corporation or other entity, then and in each such case, FBA shall make provision so that its successors and assigns shall assume any remaining obligations set forth in this Section 5.05. If FBA shall liquidate, dissolve or otherwise wind up its business, then the successors and assigns of FBA shall be obligated to assume any remaining obligations set forth in this Section 5.05.

         Section 5.06. Access to Information. FBA shall permit First Commercial reasonable access, in a manner which will avoid undue disruption or interference with FBA's normal operations, to its properties and shall cause the FBA Subsidiaries to provide to First Commercial comparable access to their properties, and FBA shall disclose and make available to First Commercial all books, documents, papers and records relating to the assets, stock ownership, properties, operations, obligations and liabilities of FBA and the FBA Subsidiaries including, but not limited to, all books of account (including the general ledger), tax records, minute books of directors' and stockholders' meetings, organizational documents, material contracts and agreements, loan files, filings with any regulatory authority, accountants' workpapers (if available and subject to the respective independent accountants' consent), litigation files, plans affecting employees, and any other business activities or prospects in which First Commercial may have a reasonable and legitimate interest in furtherance of the transactions contemplated by this Agreement. First Commercial will hold any such information which is nonpublic in confidence in accordance with the provisions of Section 8.01 hereof.

         Section 5.07. Registration  Statement,  Prospectus   and   Joint  Proxy
Statement; Listing Application.

                  (a) FBA shall promptly (i) prepare and file with the SEC, as soon as reasonably practicable, a registration statement for the offer and sale of the FBA Common Stock to be issued in the Merger (the "Registration Statement"), which shall contain a prospectus relating to such offer and sale and a joint proxy statement (the "Joint Proxy Statement") for the First Commercial Stockholders Meeting and a meeting of the stockholders of FBA to be held promptly after the Registration Statement becomes effective (the "FBA Stockholders' Meeting"); (ii) hold the FBA Stockholders' Meeting; (iii) use its best efforts to cause the Registration Statement to become effective; (iv) take any action required to be taken under any applicable state Blue Sky or securities laws in connection with the Merger; and (v) file an application with the NYSE seeking the approval of the NYSE for the listing of the shares of FBA Common Stock to be issued in the Merger, and use its best efforts to obtain the approval of such application. The Special Committee of the Board of Directors of FBA established to consider the transactions contemplated by this Agreement shall unanimously recommend to the stockholders of FBA the approval of this Agreement and the Merger, and the Board of Directors shall then adopt the same recommendations and cause the Joint Proxy Statement to be mailed to stockholders of FBA and use its best efforts to obtain such stockholder approval; provided, however, that neither the Special Committee nor the Board of Directors of FBA shall be obligated to make such recommendation if, having consulted and considered the advice of outside legal counsel, the Special Committee and the Board of Directors have reasonably determined in good faith that the making of such recommendation would constitute a breach of the fiduciary duties of the members of the Board of Directors or of the Special Committee of the Board of Directors under applicable law.

                  (b) FBA shall cooperate and use its best efforts (i) to prepare all documentation, to effect all filings and to obtain all permits, consents, approvals and authorizations of all third parties, regulatory authorities and other authorities necessary to consummate the transactions contemplated by this Agreement, including, without limitation, approval by the stockholders of FBA and First Commercial, and (ii) to cause the Merger to be consummated as expeditiously as reasonably practicable.

         Section 5.08. Subsequent Financial Statements. As soon as available after the date hereof, FBA shall deliver to First Commercial the monthly unaudited consolidated balance sheets and profit and loss statements of FBA prepared for its internal use, the Report of Condition and Income of each of the FBA Banks for each quarterly period completed prior to the Closing, and all other financial reports or statements submitted to regulatory authorities after the date hereof, to the extent permitted by law (collectively, the "Subsequent FBA Financial Statements"). The Subsequent FBA Financial Statements shall be prepared on a basis consistent with past accounting practices, shall fairly present the financial condition and results of operations for the dates and periods presented and shall not include any material assets or omit to state any material liabilities, absolute or contingent, or other facts, which inclusion or omission would render such financial statements misleading in any material respect.

                                   ARTICLE VI

                       CONDITIONS PRECEDENT TO THE MERGER

         6.01 Conditions to the Obligations of FBA. FBA's obligations to effect the Merger and the other transactions contemplated by this Agreement shall be subject to the satisfaction (or waiver by FBA) prior to or on the Closing Date of the following conditions:

         (a) the representations and warranties made by First Commercial in this Agreement shall be true in all material respects on and as of the Closing Date (except for those made as of a specified date) with the same effect as though such representations and warranties had been made or given on and as of the Closing Date;

         (b) First Commercial shall have performed and complied in all material respects with all of its obligations and agreements required to be performed prior to the Closing Date;

         (c) no temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger shall be in effect, nor shall any proceeding by any regulatory authority or other person seeking any of the foregoing be pending. There shall not be any action taken, or any statute, rule, regulation or order enacted, entered, enforced or deemed applicable to the Merger which makes the consummation of the Merger illegal;

         (d) all necessary approvals, consents and authorizations required by law for consummation of the Merger, including the requisite approvals of the stockholders of First Commercial and FBA and all legally required regulatory approvals, shall have been obtained, and all waiting periods required by law shall have expired;

         (e) FBA shall have received all documents required to be received from First Commercial on or prior to the Closing Date, all in form and substance reasonably satisfactory to FBA;

         (f) stockholders of First Commercial Common owning no more than ten percent (10%) of the outstanding First Commercial Common shall have perfected the right to dissent from the Merger;

         (g) FBA shall have obtained within thirty (30) days after the date of this Agreement a fairness opinion of FBA's financial advisor to the effect that the transactions contemplated by this Agreement are fair to the stockholders of FBA from a financial point of view, and such fairness opinion shall not have been withdrawn by such financial advisor on or before the date of mailing of the Joint Proxy Statement to the stockholders of FBA;

         (h) the Bank Merger and the Branch Exchange shall have been authorized by all necessary parties, and any regulatory approvals required for the consummation of the Bank Merger shall have been granted;

         (i) FBA shall have received an opinion of Suelthaus & Walsh, P.C. substantially to the effect that, on the basis of facts, representations and assumptions set forth in such opinion, the Merger will be treated for federal income tax purposes as a reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"); that, accordingly, no gain or loss will be recognized by FBA or First Commercial as a result of the Merger; and that all shareholders of First Commercial, to the extent they receive only shares of FBA Common, will recognize no gain or loss as a result of the Merger; and

         (j) First Banks shall have (i) purchased 804,000 shares of FBA Common Stock for a purchase price of $12.43 per share, with the purchase price paid by a reduction in the balance of the outstanding debt owed by FBA to First Banks and (ii) exchanged the Debentures for a convertible debenture of FBA in the principal amount of $6.5 million, with initial accrued interest equal to the outstanding balance of the Debentures as of the Closing Date (the debenture to be issued by FBA is to bear interest at the rate of 12% per annum, have terms generally equivalent to those of the Debentures and will be convertible into FBA Common Stock at a price of $14. 06 per share).

         Section 6.02. Conditions to the Obligations of First Commercial. The obligations of First Commercial to effect the Merger and the other transactions contemplated by this Agreement shall be subject to the satisfaction (or waiver by First Commercial) prior to or on the Closing Date of the following conditions:

         (a) the representations and warranties made by FBA in this Agreement shall be true in all material respects on and as of the Closing Date (except for those made as of a specified date) with the same effect as though such representations and warranties had been made or given on the Closing Date;

         (b) FBA shall have performed and complied in all material respects with all of its obligations and agreements hereunder required to be performed prior to the Closing Date;

         (c) no temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger shall be in effect, nor shall any proceeding by any bank regulatory authority or other person seeking any of the foregoing be pending. There shall not be any action taken, or any statute, rule, regulation or order enacted, entered, enforced or deemed applicable to the Merger which makes the consummation of the Merger or the other transactions contemplated hereby illegal;

         (d) all necessary approvals, consents and authorizations required by law for consummation of the Merger, including the requisite approvals of the stockholders of First Commercial and FBA and all legally required regulatory approvals, shall have been obtained, and all waiting periods required by law shall have expired;

         (e) First Commercial shall have received all documents required to be received from FBA on or prior to the Closing Date, all in form and substance reasonably satisfactory to First Commercial;

         (f) First Commercial shall have obtained within thirty (30) days after the date of this Agreement a fairness opinion of First Commercial's financial advisor to the effect that the transactions contemplated by this Agreement are fair to the stockholders of First Commercial from a financial point of view, and such fairness opinion shall not have been withdrawn by such financial advisor on or before the date of mailing of the Proxy Statement to the stockholders of First Commercial;

         (g) First Commercial shall have received an opinion of Suelthaus & Walsh, P.C. substantially to the effect that, on the basis of facts, representations and assumptions set forth in such opinion, the Merger will be treated for federal income tax purposes as a reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"); that, accordingly, no gain or loss will be recognized by FBA or First Commercial as a result of the Merger; and that all shareholders of First Commercial, to the extent they receive only shares of FBA Common, will recognize no gain or loss as a result of the Merger.

         (h) First Banks shall have (i) purchased 804,000 shares of FBA Common Stock for a purchase price of $12.43 per share, with the purchase price paid by a reduction in the balance of the outstanding debt owed by FBA to First Banks and (ii) exchanged the Debentures for a convertible debenture of FBA in the principal amount of $6.5 million, with initial accrued interest equal to the outstanding balance of the Debentures as of the Closing Date (the debenture to be issued by FBA is to bear interest at the rate of 12% per annum, have terms generally equivalent to those of the Debentures and will be convertible into FBA Common Stock at a price of $14. 06 per share).


                                   ARTICLE VII

                                   TERMINATION

         Section 7.01. Mutual Agreement. This Agreement may be terminated by the mutual written agreement of the parties at any time prior to the Closing Date, regardless of whether approval of this Agreement and the Merger by the stockholders of First Commercial or FBA shall have been previously obtained.

         Section 7.02. Breach of Agreements. In the event that there is a material breach of any of the representations and warranties or agreements of FBA or First Commercial, which breach is not cured within thirty days after notice to cure such breach is given to the breaching party by the non-breaching party, then the non-breaching party, regardless of whether approval of this Agreement and the Merger by the stockholders of First Commercial of FBA, or both, shall have been previously obtained, may terminate and cancel this Agreement by providing written notice of such action to the other parties hereto.

         Section 7.03. Failure of Conditions. In the event that any of the conditions to the obligations of a party are not satisfied or waived on or prior to the Closing Date, and if any applicable cure period provided in Section 7.02 hereof has lapsed, then such party may, regardless of whether approval of the transactions contemplated by this Agreement by the stockholders of First Commercial or FBA, or both, shall have been previously obtained, terminate and cancel this Agreement by delivery of written notice of such action to the other parties.

         Section 7.04. Denial of Regulatory Approval. If any regulatory application filed pursuant to Section 5.02 hereof should be finally denied or disapproved by a regulatory authority, then this Agreement thereupon shall be deemed terminated and cancelled; provided, however, that a request for additional information or undertaking by FBA, as a condition for approval, shall not be deemed to be a denial or disapproval so long as FBA diligently provides the requested information or undertaking. In the event an application is denied pending an appeal, petition for review or similar such act on the part of FBA (hereinafter referred to as the "Appeal"), then the application will be deemed denied unless FBA prepares and timely files and continues to pursue an Appeal seeking the necessary approval. In the event that, as a condition of any required regulatory approval, FBA would be required to change its business or operations in a manner material and adverse to FBA, then this Agreement may be terminated by either party by giving written notice to the other party.

         Section 7.05. Regulatory Enforcement Matters. (a) In the event that First Commercial or any First Commercial Subsidiary shall become a party or subject to any material written agreement, memorandum of understanding, cease and desist order, imposition of civil money penalties or other regulatory enforcement action or proceeding with any regulatory authority after the date of this Agreement, then FBA may terminate this Agreement by giving written notice of such termination to First Commercial.

         (b) In the event that FBA or any FBA Subsidiary shall become a party or subject to any material written agreement, memorandum of understanding, cease and desist order, imposition of civil money penalties or other regulatory enforcement action or proceeding with any regulatory authority after the date of this Agreement, then First Commercial may terminate this Agreement by giving written notice of such termination to FBA.

         Section 7.06. Unilateral Termination. If the Closing Date does not occur on or prior to March 15, 1998, then this Agreement may be terminated by any party by giving written notice to the other party.

         Section 7.07. Damages and Limitation on Damages. In the event that either FBA or First Commercial shall have (i) breached any provision of this Agreement and the other party shall have properly terminated this Agreement pursuant to Section 7.02; or (ii) failed or refused to consummate the Merger for any reason other than (A) the failure of the other party to perform its obligations as set forth in this Agreement or (B) the fact that one or more of the conditions to such party's obligations to consummate the Merger set forth in
Article VI hereof shall not have been satisfied, then the party breaching this Agreement or failing or refusing to consummate the Merger shall be liable to the other party (the "Non-Breaching Party") for damages in the amount of all out-of-pocket costs and expenses incurred by the Non-Breaching Party in connection with this Agreement and the transactions contemplated hereby, including the fees and expenses paid to third parties, but the amount of any recovery shall be limited to a maximum of $100,000.

                                  ARTICLE VIII

                               GENERAL PROVISIONS

         8.01 Confidential Information. The parties acknowledge the confidential and proprietary nature of the "Information" (as herein defined) which has heretofore been exchanged and which will be received from each other hereunder and agree to hold and keep the same confidential. Such Information will include any and all financial, technical, commercial, marketing, customer or other information concerning the business, operations and affairs of a party that may be provided to the others, irrespective of the form of the communications, by such party's employees or agents. Such Information shall not include information which is or becomes generally available to the public other than as a result of a disclosure by a party or its representatives in violation of this Agreement. The parties agree that the Information will be used solely for the purposes contemplated by this Agreement and that such Information will not be disclosed to any person other than employees and agents of a party who are directly involved in implementing the Merger, who shall be informed of the confidential nature of the Information and directed individually to abide by the restrictions set forth in this Section 8.01. The Information shall not be used in any way detrimental to a party, including use directly or indirectly in the conduct of the other party's business or any business or enterprise in which such party may have an interest, now or in the future, and whether or not now in competition with such other party. Neither FBA nor First Commercial will purchase or sell any security issued by the other party for so long as this Agreement remains in effect.

         Section 8.02. Publicity. FBA and First Commercial shall cooperate with each other in the development and distribution of all news releases and other public disclosures concerning this Agreement and the Merger. Neither party shall issue any news release or make any other public disclosure without the prior consent of the other party, unless such is required by law upon the written advice of counsel or is in response to published newspaper or other mass media reports regarding the transaction contemplated hereby, in which latter event the parties shall consult with each other to the extent practicable regarding such responsive disclosure.

         Section 8.03. Return of Documents. Upon termination of this Agreement without the Merger becoming effective, each party shall deliver to the others originals and all copies of all Information made available to such party and will not retain any copies, extracts or other reproductions, in whole or in part, of such Information.

         Section 8.04. Notices. Any notice or other communication shall be in writing and shall be deemed to have been given or made on the date of delivery, in the case of hand delivery, or three (3) business days after deposit in the United States Registered Mail, postage prepaid, or upon receipt if transmitted by facsimile telecopy or any other means, addressed (in any case) as follows:

        (a) if to FBA:             Special Committee of the Board of Directors
                                           First Banks America, Inc.
                                           c/o Charles A. Crocco, Jr., Esq.
                                           Crocco & De Maio, P.C.
                                            241 East 49th Street
                                            New York, New York 10017
                                            Facsimile: (212) 355-2435

                                            and

                                            First Banks America, Inc.
                                            Attention: Allen H. Blake
                                            Chief Financial Officer
                                            11901 Olive Boulevard
                                            Creve Coeur, Missouri 63141
                                            Facsimile: (314) 567-3490

             with a copy to:               John S. Daniels, Esq.
                                            8117 Preston Road, Suite 800
                                            Dallas, Texas 75225
                                            Facsimile: (214) 692-0508

        (b) if to First Commercial:  Special Committee of the Board of Directors
                                            First Commercial Bancorp, Inc.
                                            c/o Fred L. Harris, Esq.
                                            12401 Folsom Blvd., Suite 310
                                            Rancho Cordova, California 95742
                                            Facsimile: (916) 482-8644

                                            and

                                            First Commercial Bancorp, Inc.
                                            Attention: James E. Culleton,
                                            Secretary
                                            865 Howe Avenue, Suite 310
                                            Sacramento, California 95825
                                            Facsimile: (916) 924-0157
                  with copies to:           Larry K. Harris, Esq.
                                            Suelthaus & Walsh, P.C.
                                            7733 Forsyth Boulevard, 12th Floor
                                            St. Louis, Missouri 63105
                                            Facsimile: (314) 727-7166

                                                     and

                                            Scott E. Bartell, Esq.
                                            Bartell Eng Linn & Schroder
                                            300 Capitol Mall, Suite 1100
                                            Sacramento, California 95814
                                            Facsimile: 916-442-3442

or to such other address as any party may from time to time designate by notice to the others.

         Section 8.05. Nonsurvival of Representations, Warranties and Agreements. Except for and as provided in this Section 8.05, no representation, warranty or agreement contained in this Agreement shall survive the Closing Date or the earlier termination of this Agreement. The agreements set forth in
Section  5.05 shall  survive the Closing  Date and the  agreements  set forth in
Section 7.07 shall survive the earlier termination of this Agreement.

         Section 8.06. Costs and Expenses. Except as may be otherwise provided herein, each party shall pay its own costs and expenses incurred in connection with this Agreement and the matters contemplated hereby, including without limitation all fees and expenses of attorneys, accountants, brokers, financial advisors and other professionals.

         Section 8.07. Entire Agreement. This Agreement constitutes the entire agreement among the parties and supersedes and cancels any and all prior discussions, negotiations, undertakings, agreements in principle and other agreements among the parties relating to the subject matter hereof.

         Section 8.08. Headings and Captions. The captions of Articles and Sections hereof are for convenience only and shall not control or affect the meaning or construction of any of the provisions of this Agreement.

         Section 8.09. Waiver, Amendment or Modification. The conditions of this Agreement which may be waived may only be waived by a written instrument delivered to the other party. The failure of any party at any time or times to require performance of any provision hereof shall in no manner affect the right at a later time to enforce the same. This Agreement may not be amended or modified except by a written document duly executed by the parties hereto.

         Section 8.10. Rules of Construction. Unless the context otherwise requires: (a) a term has the meaning assigned to it; (b) an accounting term not otherwise defined has the meaning assigned to it in accordance with generally accepted accounting principles; (c) "or" is not exclusive; and (d) words in the singular may include the plural and in the plural include the singular.

         Section 8.11. Counterparts. This Agreement may be executed in multiple counterparts, each of which shall be deemed an original and all of which shall be deemed one and the same instrument.

         Section 8.12. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. There shall be no third party beneficiaries hereof.

         Section 8.13. Governing Law. This Agreement shall be governed by the laws of the State of Delaware and any applicable federal laws and regulations.

         IN WITNESS WHEREOF, FBA and First Commercial have caused this Agreement to be signed by their respective officers thereunto duly authorized, all as of the date first written above.

                                               FIRST BANKS AMERICA, INC.



                                               By: /s/ Allen H. Blake
                                               ----------------------
                                               Its: Vice President

                                              FIRST COMMERCIAL BANCORP, INC.



                                              By: /s/ Donald W. Williams
                                              --------------------------
                                              Its:  President

                                                                Exhibit 10.11

                              AGREEMENT TO EXCHANGE

                  CERTAIN ASSETS AND ASSUME CERTAIN LIABILITIES

                                 by and between


                             FIRST COMMERCIAL BANK,
                             Sacramento, California

                                       and

                               FIRST BANK & TRUST
                               Irvine, California



                              Dated October 3, 1997


                                TABLE OF CONTENTS

ARTICLE 1
         Definitions....................................................................1

ARTICLE 2
         Assets to be Exchanged and Liabilities to be Assumed...........................4
         2.1      Transfer of Assets....................................................4
         2.2      Assumption of Liabilities.............................................5
         2.3      Records.     .........................................................5
         2.4      No Other Assets or Liabilities........................................6
         2.5      Payment Amount........................................................7
         2.6      Prorations, Items in Transit..........................................7

ARTICLE 3
         The Closing....................................................................8
         3.1      Closing...............................................................8
         3.2      Payment Amount at Closing, Adjustments................................8

ARTICLE 4
         Covenants......................................................................9
         4.1      Conduct of Business Prior to Closing..................................9
         4.2      Assistance in Obtaining Regulatory Approvals.........................10
         4.3      No Encumbrances......................................................10
         4.4      Insurance Policies...................................................10
         4.5      Further Assurances...................................................10
         4.6      Inspection...........................................................11
         4.7      Notification of Material Changes and Litigation......................11
         4.8      [Reserved]...........................................................12
         4.9      Consent of FDIC and Department of Financial Institutions.............12
         4.10     [Reserved]...........................................................12
         4.11     Performance of Liabilities...........................................12

ARTICLE 5
         Representations and Warranties................................................12
         5.1      Representations and Warranties of FCB................................12
         5.2      Representations and Warranties of FBT................................15

ARTICLE 6
         Conditions Precedent..........................................................18
         6.1      Conditions to Obligation of FCB......................................18
         6.2      Conditions to Obligation of FBT......................................19


ARTICLE 7
         Survival; Indemnification.....................................................21
         7.1      Survival.............................................................21
         7.2      Indemnity of FBT.....................................................21
         7.3      Indemnity of FCB.....................................................21

ARTICLE 8
         Termination...................................................................21
         8.1      Termination  21
         8.2      Declaration  22

ARTICLE 9
         Non-solicitation..............................................................22
         9.1      Covenant Against Solicitation........................................22
         9.2      Remedies for Breach..................................................23

ARTICLE 10
         Other Agreements..............................................................23
         10.1     Returned Items.......................................................23
         10.2     ACH Deposits.........................................................24
         10.3     Backup Withholding...................................................24
         10.4     Interest Reporting...................................................24
         10.5     Notices to Depositors................................................24

ARTICLE 11
         General Provisions............................................................25
         11.1     Press Releases.......................................................25
         11.2     Law and Section Headings.............................................25
         11.3     Modifications........................................................25
         11.4     Severability.........................................................26
         11.5     Notices..............................................................26
         11.6     Expenses; Risk of Loss...............................................27
         11.7     Counterparts.........................................................27
         11.8     Time of Essence; Best Efforts........................................27
         11.9     Closing..............................................................28
         11.10    Parties in Interest; Assignment; Third Party Rights..................28
         11.11    Entire Agreement; Waiver.............................................28


SCHEDULES

     Schedule A-1     Campbell Deposits*
     Schedule A-2     Walnut Creek Deposits*
     Schedule B-1     Campbell Fixed Assets*
     Schedule B-2     Walnut Creek Fixed Assets*
     Schedule C-1     [Reserved]
     Schedule C-2     [Reserved]
     Schedule D-1     Campbell Nonstatement Liabilities*
     Schedule D-2     Walnut Creek Nonstatement Liabilities*
     Schedule 2.5     Deposit Premiums
     Schedule 5.1.B   Campbell Legal Proceedings
     Schedule 5.1.C   Campbell Compliance with Laws
     Schedule 5.1.D   Campbell Brokers
     Schedule 5.1.E   Campbell Assets Disclosure
     Schedule 5.1.L   Campbell Consents
     Schedule 5.2.B   Walnut Creek Legal Proceedings
     Schedule 5.2.C   Walnut Creek Compliance with Laws
     Schedule 5.2.D   Walnut Creek Brokers
     Schedule 5.2.E   Walnut Creek Assets Disclosure
     Schedule 5.2.L   Walnut Creek Consents


---------------------------
*Previously supplied and not attached hereto.

                      AGREEMENT TO EXCHANGE CERTAIN ASSETS
                         AND ASSUME CERTAIN LIABILITIES

     This Agreement is made and entered into on the date last below written by and between FIRST COMMERCIAL BANK, Sacramento, California, a California state banking corporation ( FCB ) and FIRST BANK & TRUST, Irvine, California, a California state banking corporation ( FBT ).

     WHEREAS, First Commercial Bancorp, Inc. ( First Commercial ), a Delaware corporation, owns all of the issued and outstanding capital stock of FCB and has entered into that certain merger agreement (the Merger Agreement ) with First Banks America, Inc. ( FBA ), pursuant to which First Commercial will merge with FBA and FCB will merge with Sunrise Bank of California or such bank's successor, an indirectly wholly owned banking subsidiary of FBA; and

     WHEREAS, the parties to the Merger Agreement desire that the transactions contemplated in this Agreement shall occur (i) either simultaneously with or at some time after the transactions contemplated in the Merger Agreement, and (ii) only if the transactions contemplated in the Merger Agreement shall occur; and

     WHEREAS, assuming the prior or simultaneous closing of the transactions contemplated in the Merger Agreement, FCB and FBT desire to exchange certain assets and assume certain liabilities, subject to the terms and conditions set forth herein;

     NOW, THEREFORE, in consideration of the foregoing and the representations, covenants and agreements set forth in this Agreement, the parties agree as follows:

                                    ARTICLE 1
                                   Definitions

         1.1 As used in this Agreement, the following terms have the definitions indicated:

      Accrued Interest shall mean interest on Deposits or Loans, as the case may be, which is accrued but unpaid through the Transfer Date of a Branch.

      Assets shall mean, for each Branch, the Fixed Assets, the Real Property and Improvements, the Nonstatement Assets and the Records of such Branch. As used herein, Loans shall not be part of the Assets.

      Banks shall mean both of FCB and FBT, and Bank shall mean either of such, as the context shall require.

      Branches shall mean both the Campbell Branch and the Walnut Creek Branch, and Branch shall mean either of such, as the context shall require.

      Campbell Branch shall mean the branch facility of FCB located at 94 San Thomas Aquino Road, Campbell, California.

      Closing shall have the meaning set forth in Article 3 of this Agreement.

      Closing Date shall mean as soon as practicable, but no later than five (5) days after the date on which all conditions set forth in Article 6 of this Agreement have been satisfied, unless the parties hereto otherwise agree in writing.

      Closing Statement shall mean the statement of the Assets and Liabilities of each of the Branches as of the Transfer Date and their value as determined in accordance with this Agreement prepared from the transferring Bank's books and records as of the Transfer Date, subject to adjustment pursuant to Section 3.2 hereof, and shall include all information necessary to calculate the Payment Amount.

      Deposits shall mean with respect to each Branch all certificates of deposit, time, savings, money market, checking, NOW, and other transaction accounts, and all other demand deposit accounts which are held by FCB with respect to the Campbell Branch as of the Transfer Date and which are held by FBT with respect to the Walnut Creek Branch as of the Transfer Date, including all Accrued Interest thereon, as more specifically identified on Schedule A-1 hereto with respect to the Campbell Branch, and on Schedule A-2 hereto with respect to the Walnut Creek Branch, copies of which were provided to FBT and FCB, respectively, prior to the date of execution of this Agreement, subject to adjustment pursuant to Section 3.2 hereof.

      Encumbrances shall mean all mortgages, claims, charges, liens, encumbrances, easements, restrictions, options, pledges, calls, commitments, security interests, conditional sales agreements, title retention agreements, leases and other restrictions of any kind whatsoever other than the Permitted Exceptions.

      Fixed Assets includes all furniture, equipment, trade fixtures and other tangible personal property (including safe deposit boxes) located in or upon each Branch including, without limitation, those assets listed on Schedule B-1 hereto with respect to the Campbell Branch, and on Schedule B-2 hereto with respect to the Walnut Creek Branch, copies of which were provided to FBT and FCB, respectively, prior to the date of execution of this Agreement, subject to adjustment pursuant to Section 3.2 hereof.

      Liabilities shall mean all Deposits and all Nonstatement Liabilities.

      Loans shall mean, with respect to the Campbell Branch, all commercial, residential, installment, and other loans of FCB originated from or carried at the Campbell Branch as of the Closing Date; and shall mean, with respect to the Walnut Creek Branch, all commercial, residential, installment, and other loans of FBT originated from or carried at the Walnut Creek Branch as of the Closing Date; and with respect to each of the Branches, together with all Accrued Interest thereon and all right, title and interest of FCB or FBT, as the case may be, in all collateral securing such loans (including but not limited to each such Bank's right, title and interest in deeds of trust, mortgages, security agreements, financing statements, guaranties, pledge agreements, loan agreements, and other collateral pledge agreements by any borrower on the Loans).

      Net Book Value shall mean the book value of Assets, determined in accordance with generally accepted accounting principles consistently applied, as of the Transfer Date.

      Nonstatement Assets shall mean (i) each Bank's right to solicit deposits of the Branch owned by the Bank prior to Closing, (ii) the excess, if any, of the fair market value over the Net Book Value of any of the Assets, and (iii) each Bank's right, title and interest in, to and under any leases, agreements and contracts included in the Liabilities of the Branch respectively owned by each Bank prior to Closing.

      Nonstatement Liabilities shall mean all of each Bank's obligations with respect to only agreements relating to safe deposit boxes at the Branch respectively owned by each Bank as of the Transfer Date, each of which is more specifically identified on Schedule D-1 hereto with respect to the Campbell Branch and on Schedule D-2 hereto with respect to the Walnut Creek Branch, copies of which have been provided to FBT and FCB, respectively, prior to the date of execution of this Agreement, subject to adjustment pursuant to Section
3.2 hereof.

      Payment Amount shall have the meaning set forth in Section 2.5 of this Agreement.

      Permitted Exceptions shall mean liens for real estate taxes related to a Branch accrued but not yet payable and such imperfections of title and encumbrances as do not materially detract from the value or interfere with the use of the Real Property and Improvements as an office of a financial institution.

      Real Property and Improvements shall mean the real property leased by a Bank on which a Branch is located (including such space as may be leased to third parties), together with all buildings and improvements and all rights of such Bank appurtenant thereof.

      Records shall mean, with respect to each of the Branches (i) all available books and records and original documents (including warranties on such Branch's Fixed Assets) pertaining to such Branch's Assets, and (ii) all books and records and original documents relating to such Branch's Liabilities.

      Transfer Date shall mean the close of business on the day immediately following the Closing Date.

      Walnut Creek Branch shall mean the branch facility of FBT located at 590 Ygnacio Valley Road, Walnut Creek, California 94546.

                                    ARTICLE 2
              Assets to be Exchanged and Liabilities to be Assumed

     2.1      Transfer of Assets.

     (a) Campbell. At the Closing, subject to the terms and conditions set forth in this Agreement, FCB shall convey, assign and transfer to FBT all of FCB's right, title and interest in and to the Campbell Assets, effective as of the Transfer Date. All Campbell Loans as of the Transfer Date shall remain the property of FCB. The conveyance of the Campbell Assets shall be effected by means of such appropriate bills of sale and other assignments, together with such other appropriate instruments of title as FBT may request, as shall be sufficient to vest and confirm in FBT good and marketable title thereto, free and clear of all Encumbrances other than Permitted Exceptions. Any recording fee, sales tax, documentary transfer tax or other assessment with respect to recordation of such conveyance shall be paid by FCB.

     (b) Walnut Creek. At the Closing, subject to the terms and conditions set forth in this Agreement, FBT shall convey, assign and transfer to FCB all of FBT's right, title and interest in and to the Walnut Creek Assets, effective as of the Transfer Date. All Walnut Creek Loans as of the Transfer Date shall remain the property of FBT. The conveyance of the Walnut Creek Assets shall be effected by means of such appropriate bills of sale and other assignments, together with such other appropriate instruments of title as FCB may request, as shall be sufficient to vest and confirm in FCB good and marketable title thereto, free and clear of all Encumbrances other than Permitted Exceptions. Any recording fee, sales tax, documentary transfer tax or other assessment with respect to recordation of such conveyance shall be paid by FBT.

     2.2      Assumption of Liabilities.

     (a) Campbell. As of the Transfer Date, subject to the terms and conditions set forth in this Agreement, FBT shall assume, defend, pay, perform and discharge all of the Campbell Liabilities outstanding and unpaid or unperformed as of the Transfer Date, and arising thereafter in accordance with their terms. Specifically, FBT shall assume liability for the payment and performance of FCB's obligations on the Campbell Deposits, including all Accrued Interest thereon, in accordance with the terms of the Campbell Deposits and all agreements with depositors applicable to the Campbell Deposits in effect on the Transfer Date.

     (b) Walnut Creek. As of the Transfer Date, subject to the terms and conditions set forth in this Agreement, FCB shall assume, defend, pay, perform and discharge all of the Walnut Creek Liabilities outstanding and unpaid or unperformed as of the Transfer Date, and arising thereafter in accordance with their terms. Specifically, FCB shall assume liability for the payment and performance of FBT's obligations on the Walnut Creek Deposits, including all Accrued Interest thereon, in accordance with the Walnut Creek Deposits and all agreements with depositors applicable to the Walnut Creek Deposits on the Transfer Date.

     2.3      Records..

     (a) Campbell. FCB, except as provided herein, shall retain all Campbell Records relating to the Campbell Branch which are not ordinarily maintained at the Campbell Branch. FBT shall receive possession of, and right, title and interest in all Campbell Records which are ordinarily maintained at the Campbell Branch relating to the Campbell Deposits assumed hereunder. In each case the Campbell Records directly relating to the Campbell Branch operations and either the Campbell Assets or the Campbell Liabilities prior to the Closing Date which are retained by one Bank shall be open for inspection by the other Bank and its authorized agents, representatives and regulators during regular business hours after the Closing Date and the Bank with the right of inspection may, at its own expense, make such copies of and excerpts from such Campbell Records as it may deem desirable. All Campbell Records relating to operations, Campbell Assets and Campbell Liabilities prior to the Closing Date shall be maintained for a period which is at least the period required by law. Should one Bank's audit or inspection of Campbell Records in the other Bank's possession result in the possessing Bank's employees or agents having to devote any substantial amount of time or such Bank having to allocate facilities or equipment or having to incur any substantial costs, then the possessing Bank shall be entitled to reasonable reimbursement for all such time and costs incurred.

     (b) Walnut Creek. FBT, except as provided herein, shall retain all Walnut Creek Records relating to the Walnut Creek Branch which are not ordinarily maintained at the Walnut Creek Branch. FCB shall receive possession of, and right, title and interest in all Walnut Creek Records which are ordinarily maintained at the Walnut Creek Branch relating to the Walnut Creek Deposits assumed hereunder. In each case the Walnut Creek Records directly relating to the Walnut Creek Branch operations and either the Walnut Creek Assets or the Walnut Creek Liabilities prior to the Closing Date which are retained by one

Bank shall be open for inspection by the other Bank and its authorized agents, representatives and regulators during regular business hours after the Closing Date and the Bank with the right of inspection may, at its own expense, make such copies of and excerpts from such Walnut Creek Records as it may deem desirable. All Walnut Creek Records relating to operations, Walnut Creek Assets and Walnut Creek Liabilities prior to the Closing Date shall be maintained for a period which is at least the period required by law. Should one Bank's audit or inspection of Walnut Creek Records in the other Bank's possession result in the possessing Bank's employees or agents having to devote any substantial amount of time or such party having to allocate facilities or equipment or having to incur any substantial costs, then the possessing Bank shall be entitled to reasonable reimbursement for all such time and costs incurred.

     2.4 No Other Assets or  Liabilities.  Except as expressly set forth in this
Article 2, it is expressly understood and agreed that neither Bank shall receive in transfer any other assets of the other Bank, nor assume or be liable for any debts, obligations or liabilities of the other Bank of any kind or nature whatsoever, known or unknown, contingent or otherwise, including but not limited to any obligations to provide services incidental to the operation of the Branches, any tax or debt, any liability for unfair labor practices, any liability or obligation of either Bank arising out of any threatened or pending litigation, any liability with respect to personal injury or property damage claims, any liability arising out of claims of employees employed at the Branch such Bank is transferring pursuant to this Agreement for bonuses, salaries, wages or other payments or benefits in respect of services performed at such Branch prior to the Closing Date, any liability under or in connection with any employee benefit plan as defined in Section 3(3) of ERISA which is maintained by either Bank and covers any employees at the Branch such Bank is transferring pursuant to this Agreement, any liability either Bank may have incurred or will incur in connection with the transactions contemplated by this Agreement, or any other liability either Bank may have incurred prior to the Closing Date in connection with the operation of the Branch such Bank is transferring pursuant to this Agreement.

     2.5 Payment Amount. Subject to adjustment pursuant to Section 3.2 of this Agreement and the netting of backup withholding amounts pursuant to Section 10.3 of this Agreement, the Payment Amount shall equal the sum of three differences:

         (i) the difference of the Campbell Net Book Value of Assets less the Walnut Creek Net Book Value of Assets;

         (ii) the difference of the Walnut Creek Deposits less the Campbell Deposits; and

         (iii) the  difference of the Campbell  Deposit  Premium less the Walnut
               Creek Deposit Premium, where Deposit Premium is calculated on the basis of Schedule 2.5 hereto.

     If the sum of (i), (ii), and (iii) above is positive, the Payment Amount shall be paid by FBT to FCB. If the sum of (i), (ii), and (iii) above is negative, the Payment amount shall be paid by FCB to FBT.

     2.6 Prorations, Items in Transit. Except as otherwise specifically provided in this Agreement, it is the intention of the Banks that each Bank shall operate for its own account the Branch and related business that such Bank is transferring pursuant to this Agreement until and through the Transfer Date and that the other Bank shall operate for its own account such Branch and related business after the Transfer Date. Accordingly, except as otherwise specifically provided for in this Agreement, all items of prepaid income and expense relating to the Assets transferred and the Liabilities assumed with respect to a specific Branch, including prepaid lease payments received, personal property taxes related to the Fixed Assets, real property taxes related to the Real Property and Improvements of such Branch, and all other items capable of proration, including deposit taxes and assessments and Federal Deposit Insurance Corporation premiums on the Deposits of such Branch, if any, shall be prorated between the parties as of the Transfer Date on the basis of a 30-day month and 360-day year, and shall be reflected in the Closing Statement.

     Each Bank shall, with respect to the Branch and related business being transferred to such Bank, obtain the benefit of and shall bear all risk of items relating to or originating from such Branch which are in transit as of the close of business on the Transfer Date and are handled with due care and in accordance with the other Bank's usual and customary practices and procedures. FCB and FBT shall mutually agree to practices and procedures (the Clearing Procedures ) to assure prompt and timely handling of items in transit in a manner consistent with this Section. With respect to checks or drafts drawn against Deposits, both FCB and FBT agree to cooperate and take all responsible steps to insure that from and after the Closing each such item coded for presentment to one Bank is available for delivery to the other Bank or its messenger in a timely manner consistent with the Clearing Procedures or any applicable clearing house rule or agreement.

                                    ARTICLE 3
                                   The Closing

     3.1 Closing. The closing of the transactions contemplated by this Agreement (the Closing ) shall take place on the Closing Date at such location as the Banks shall agree. The Closing shall be effective as of the close of business of FCB on the Transfer Date.

     3.2 Payment Amount at Closing, Adjustments. On the Closing Date, FCB or FBT, as the case may be, shall pay to the other Bank the Payment Amount calculated as of the Transfer Date in accordance with Section 2.5 hereof, net of all other appropriate amounts as FCB and FBT may agree. In the event certain amounts cannot be calculated prior to or at the Closing, FCB and FBT agree to close the transactions contemplated by this Agreement based upon the best available information at the time of Closing.

     Within 30 days after the Closing Date, FCB and FBT shall finally determine any and all adjusted amounts (the Adjustments ) necessary to correctly account for any amounts on the Closing Statement that were not finally determinable on the Closing Date. Each of FCB and FBT agree to, no later than 10 days following the date such Adjustments have been calculated, pay any Adjustments to the other Bank in such amount and in such a manner to be consistent with the expressed terms of this Agreement. All payments shall be made with immediately available funds. If FCB and FBT are unable to agree on such Adjustments within such 30-day period, the Banks shall as promptly as possible select a mutually acceptable accounting firm, which firm shall within 60 days prepare and deliver to both parties a final Closing Statement, reflecting such Adjustments in accordance with generally accepted accounting principles consistently applied. The costs of such independent calculation shall be shared equally by FCB and FBT and shall be final and binding on the parties, absent manifest error.

                                    ARTICLE 4
                                    Covenants

     4.1 Conduct of Business Prior to Closing. Except with the prior written consent of the other Bank or as expressly contemplated or permitted by this Agreement, during the period from the date of this Agreement and continuing until the Closing Date, each Bank shall not, with respect to the Branch and related business being transferred by such Bank:

                      A. Conduct business at the Branch other than in the usual, regular and ordinary course, or fail to use its reasonable best efforts to preserve the Branch intact or to preserve the good will of the customers at and others having business relations with the Branch;

                      B. Except in the ordinary course of business, cancel any claims that it might have possessed with respect to the Branch's Assets, or cancel or waive any material rights of substantial value related to such Assets or sell, lease, encumber or otherwise dispose of, or agree to sell, lease, encumber or otherwise dispose of any of such Assets;

                      C. Cause the Branch to engage or participate in any material transaction or incur or sustain any material obligation, except as may arise in the ordinary course of business (other than FCB entering into a lease for a new location for the Campbell Branch);

                      D. Offer at the Branch  rates on accounts  above or below, or terms on  accounts  more or less  restrictive  than those  generally offered on the same type of account by other major financial institutions in the Branch's banking market, consistent with the Bank's past practice;

                      E. Cause the Branch to transfer to such Bank's other operations or branches any Fixed Assets of the Branch;

                      F. Cause the Branch to transfer any Deposits of the Branch, including without limitation to such Bank's other operations or branches, except upon the unsolicited request of a depositor in the ordinary course of business, and such Bank will take no action intended to induce a depositor to request any such transfer;

                      G. Transfer, assign, encumber or otherwise dispose of or enter into any commitment, contract, agreement, understanding or other arrangement to transfer, assign, encumber or otherwise dispose of any of the Assets of the Branch, except as contemplated by this Agreement;

                      H. Invest in any Fixed Assets on behalf of the Branch, except for commitments made on or before the date of the Agreement and for replacements of furniture, furnishings and equipment and normal maintenance and refurbishing purchased or made in the ordinary course of business;

                      I. Undertake any actions which are inconsistent with a program to use its reasonable efforts to maintain good relations with customers and with employees employed at the Branch, unless such actions are required or permitted by this Agreement;

                      J.   Violate   any   law,   statute ,  rule,  governmental
         regulation, order or undertaking which violation might have an adverse effect on the Assets of the Branch; or

                      K. Fail to maintain the Records of the Branch in the usual manner on a basis consistent with that heretofore employed.

     4.2 Assistance in Obtaining Regulatory Approvals. Each of the Banks agrees to use its best efforts to obtain all approvals and consents necessary to complete the transactions contemplated hereby, and provide promptly to the other Bank or to the appropriate regulatory authorities all information reasonably required to be submitted in connection with approvals of the transactions contemplated by this Agreement.

     4.3 No Encumbrances. Between the date of this Agreement and the Closing Date, neither Bank will create or suffer to exist any new Encumbrance on any of the Assets of the Branch to be transferred by such Bank pursuant to this Agreement, or otherwise enter into any transaction or make any material commitment or agreement relating to any of such Assets without the prior written consent of the other Bank.

     4.4 Insurance Policies. Each Bank will maintain in effect until the Closing all current insurance policies applicable to such Bank.

     4.5 Further Assurances. On and after the Closing Date, each Bank shall (i) give such further assistance to the other Bank and shall execute, acknowledge and deliver all such bills of sale, deeds, acknowledgments and other instruments and take such further action as may be necessary and appropriate effectively to vest in the other Bank full, legal and equitable title to the Assets being transferred to such Banks, and (ii) use its best efforts to assist the other Bank in the orderly transition of the operations being acquired by such Bank.

     In particular, and without limiting the foregoing:

              A. Each Bank will remit to the other Bank promptly after receipt by the first Bank after the Closing Date at any of its other offices, amounts intended for deposit to the accounts which are part of the Deposits or otherwise relating to the Deposits of the Branch being transferred by the first Bank pursuant to this Agreement; and

              B. With respect to checks or drafts drawn against accounts which are Deposits, each Bank will cooperate with the other Bank and take all reasonable steps requested by the other Bank to ensure that, on or after the Closing Date, each such item which is coded for presentment to the first Bank or to any bank for the account of the first Bank is made available to the other Bank in a timely manner and in accordance with applicable law and clearing house rule or agreement.

     4.6 Inspection. Each Bank shall permit the accountants, counsel and other authorized agents and representatives of the other Bank, during normal business hours, to inspect the facilities, books, Records, files, contracts, agreements, books of account and other corporate documents related to the Branch being transferred by the first Bank pursuant to this Agreement and confer with any officers or employees of the other Bank as the same relate to such Branch. Each Bank shall cause to be furnished to the other Bank and its advisors all such other information concerning its business and properties as the other Bank may reasonably request from time to time, including without limitation, historical information relating to deposit accounts previously maintained at the Branch being transferred by the first Bank pursuant to this Agreement; provided, however, that such information is in existence as of the date hereof and will not require the generation of new or previously nonexistent data or reports. Notwithstanding the foregoing, no investigation or inspection in accordance with this Section shall affect or otherwise diminish any of the representations and warranties made by or the conditions to the obligations to consummate the transactions contemplated hereby of either Bank.

     4.7 Notification of Material Changes and Litigation. Each Bank shall provide the other Bank with prompt written notice of (i) any adverse or potentially adverse material change in the condition of the Assets or the Liabilities with respect to the Branch being transferred by the first Bank pursuant to this Agreement; (ii) any event or condition of any character
(whether actual, threatened or contemplated) that has materially adversely affected, or can reasonably be expected to materially and adversely affect the Assets or the Liabilities with respect to the Branch being transferred by the first Bank pursuant to this Agreement; and (iii) all claims, regulatory proceedings and litigation involving the Assets or the Liabilities with respect to the Branch being transferred by the first Bank pursuant to this Agreement.

     4.8      [Reserved]

     4.9 Consent of FDIC and Department of Financial Institutions. Each Bank agrees to use its best efforts to assist in obtaining the consent of the Federal Deposit Insurance Corporation, the California Department of Financial Institutions and the Federal Reserve Board (if required) to the consummation of the transactions contemplated hereby.

     4.10     [Reserved]

     4.11 Performance of Liabilities. From and after the Closing, each Bank shall fully perform, pay and discharge all of the Liabilities of the Branch being transferred to such Bank pursuant to this Agreement in accordance with the terms thereof, and shall protect the rights of depositors and creditors of such Branch in the same manner and to the same extent as if such Bank had itself incurred such Liabilities.

                                    ARTICLE 5
                         Representations and Warranties

     5.1 Representations and Warranties of FCB. FCB hereby represents and warrants to FBT as follows:

                      A. Corporate Standing; Authorization. FCB is a state banking corporation duly organized, validly existing and in good standing under the laws of the State of California. Neither the execution and delivery by FCB of this Agreement, nor the consummation of the transactions contemplated hereby, will result in or cause any violation of, or constitute a default under, any provision of the Charter or By-laws of FCB, or of any material lease, mortgage, note, bond, loan agreement, license, judgment, order or other instrument or obligation to which FCB is a party or is bound or to which FCB or any of its properties or assets are subject. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary corporate action on the part of FCB. This Agreement has been duly executed and delivered by FCB, and constitutes the legal, valid and binding obligation of FCB, enforceable against FCB in accordance with its terms. FCB has all requisite corporate power and authority to enter into and to consummate the transactions contemplated by this Agreement.

                      B. Legal proceedings. Except  as  set  forth  on  Schedule
         5.1.B hereto, there are no claims of any kind or any actions, suits, proceedings, arbitrations or investigations pending or, to the knowledge of FCB, threatened against or affecting FCB or any interest or right of FCB as such might relate to the Campbell Branch, or against or affecting any of the Campbell Assets or Campbell Liabilities in excess of $25,000.

                      C. Compliance with Laws. Except as set forth on Schedule 5.1.C hereto, FCB is in material compliance with all statutes and regulations applicable to the conduct of FCB's business. FCB has not received notice from any agency or department of federal, state or municipal government asserting a violation of any law, regulation, ordinance, rule or order (whether executive, judicial, legislative or administrative) that would have a material adverse effect on the financial condition, results of operations or business of FCB or the Campbell Assets or Campbell Liabilities. FCB holds all permits, licenses, exemptions, orders and approvals of all governmental entities which are necessary to the operation of the Campbell Branch and is in compliance with the terms thereof.

                      D. Brokers. Except as set forth in Schedule 5.1.D hereto, neither FCB nor any of its respective officers, directors, employees or agents, has employed any broker, finder or financial advisor or incurred any liability for fees or commissions in connection with the negotiations relating to or the transactions contemplated by this Agreement.

                      E. Assets. Except as set forth on Schedule 5.1.E hereto, FCB has good and marketable title to all of the Campbell Assets, free and clear of all Encumbrances other than any Permitted Exceptions. Delivery to FBT of the instruments of transfer of ownership contemplated by this Agreement will vest good and marketable title to the Campbell Assets in FBT, free and clear of all Encumbrances other than any Permitted Exceptions. The current use of the Campbell Real Property and Improvements complies with all applicable laws, regulations and ordinances. At Closing all of the Campbell Fixed Assets will be in good condition and repair, ordinary wear and tear excepted, and will be sufficient to enable FBT to operate the Campbell Branch in its intended use.

                      F. Operation. To the knowledge of FCB, there are no facts or circumstances existing or threatened which would have a material adverse effect on the present or future use of the Campbell Branch as a banking office. The Campbell Branch and the current use thereof are in compliance with, and FCB has not received notice and has no knowledge that any governmental authority or any employee or agent thereof considers the Campbell Branch to violate or to have violated fire, zoning, health, safety, building, hazardous waste or environmental code or other ordinance, law or regulation or order of any government or any agency, body or subdivision thereof, or any private covenants, restrictions or easements.

                      G. Insurance. All of the properties and assets of FCB at the Campbell Branch are covered by effective insurance in amounts at least equal to their fair market value and against such losses and risks as are generally insured against by comparable businesses. All of such insurance policies and bonds are valid and enforceable and in full force and effect and FCB has not received any notice of premium increases or cancellations with respect to any of such policies and bonds.

                      H.       [Reserved]

                      I.       [Reserved]

                      J. Deposits. The deposit records of FCB accurately reflect the Campbell Deposits and are and shall be sufficient to enable FBT to conduct a banking business with respect to the Campbell Branch under the same standards as FCB has heretofore conducted such business. Since June 30, 1997, FCB has not transferred any of the Campbell Deposits held by FCB at the Campbell Branch to any of FCB's other branches, or to any branch of any affiliate of FCB, except at the express unsolicited request of the depositor in the ordinary course of business.

                      K. Environmental Matters. To the knowledge of FCB, the Campbell Real Property and Improvements is in material compliance with all applicable federal, state and local laws, rules, regulations, ordinances and requirements relating to the environment (the Environmental Laws ). There are no actions, suits or proceedings, or demands, claims, notices or investigations (including, without limitation, notices, demand letters or requests for information from any environmental agency) instituted or pending, or, to FCB's actual knowledge, threatened, alleging violation of any Environmental Laws relating to the Campbell Real Property and Improvements.

                      L. Consents. Except as set forth on Schedule 5.1.L hereto, no filing with or notification, consent, approval or authorization of any governmental or non-governmental entity, is required for the execution, delivery and performance by FCB of this Agreement and the transactions contemplated hereby, other than the approvals of the Federal Deposit Insurance Corporation and the California Department of Financial Institutions.

                      M.       [Reserved]

                      N.       [Reserved]

                      O. Full Disclosure. No representation or warranty of FCB contained in this Agreement (including any Schedule hereto) and no statement of FCB contained in this Agreement (including any Schedule hereto) or in any instrument furnished or to be furnished to FBT hereunder contains or will contain any untrue statement of a material fact or omits or will omit to state any material fact necessary to make the statements contained herein or therein not misleading. To the extent that any representation, warranty or statement FCB contained in this Agreement (including any Schedule hereto) is or becomes materially inaccurate or misleading at any time from the date hereof through Closing, FCB shall promptly notify FBT of such fact, fully disclose the nature of and all relevant facts relating to such inaccuracy or misleading nature and, as appropriate under the circumstances, deliver to FBT an amended Substitute Schedule appropriately dated.

     5.2 Representations and Warranties of FBT. FBT hereby represents and warrants to FCB that:

                      A. Corporate Standing; Authorization. FBT is a state banking corporation duly organized, validly existing and in good standing under the laws of the State of California. Neither the execution and delivery by FBT of this Agreement, nor the consummation of the transactions contemplated hereby, will result in or cause any violation of, or constitute a default under, any provision of the Charter or By-laws of FBT, or of any material lease, mortgage, note, bond, loan agreement, license, judgment, order or other instrument or obligation to which FBT is a party or is bound or to which FBT or any of its properties or assets are subject. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary corporate action on the part of FBT. This Agreement has been duly executed and delivered by FBT, and constitutes the legal, valid and binding obligation of FBT, enforceable against FBT in accordance with its terms. FBT has all requisite corporate power and authority to enter into and to consummate the transactions contemplated by this Agreement.

                      B. Legal Proceedings. Except as set forth on Schedule 5.2.B hereto, there are no claims of any kind or any actions, suits, proceedings, arbitrations or investigations pending or, to the knowledge of FBT, threatened against or affecting FBT or any interest or right of FBT as such might relate to the Walnut Creek Branch, or against or affecting any of the Walnut Creek Assets or Walnut Creek Liabilities in excess of $25,000.

                      C. Compliance with Laws. Except as set forth on Schedule 5.2.C hereto, FBT is in material compliance with all statutes and regulations applicable to the conduct of FBT's business. FBT has not received notice from any agency or department of federal, state or municipal government asserting a violation of any law, regulation, ordinance, rule or order (whether executive, judicial, legislative or administrative) that would have a material adverse effect on the financial condition, results of operations or business of FBT or the Walnut Creek Assets or Walnut Creek Liabilities. FBT holds all permits, licenses, exemptions, orders and approvals of all governmental entities which are necessary to the operation of the Walnut Creek Branch and is in compliance with the terms thereof.

                      D. Brokers. Except as set forth on Schedule 5.2.D hereto, neither FBT nor any of its respective officers, directors, employees or agents, has employed any broker, finder or financial advisor or incurred any liability for fees or commissions in connection with the negotiations relating to or the transactions contemplated by this Agreement.

                      E. Assets. Except as set forth on Schedule 5.2.E hereto, FBT has good and marketable title to all of the Walnut Creek Assets, free and clear of all Encumbrances other than any Permitted Exceptions. Delivery to FCB of the instruments of transfer of ownership contemplated by this Agreement will vest good and marketable title to the Walnut Creek Assets in FCB, free and clear of all Walnut Creek Encumbrances other than any Permitted Exceptions. The current use of the Walnut Creek Real Property and Improvements complies with all applicable laws, regulations and ordinances. At Closing all of the Walnut Creek Fixed Assets will be in good condition and repair, ordinary wear and tear excepted, and will be sufficient to enable FCB to operate the Walnut Creek Branch in its intended use.

                      F. Operation. To the knowledge of FBT, there are no facts or circumstances existing or threatened which would have a material adverse effect on the present or future use of the Walnut Creek Branch as a banking office. The Walnut Creek Branch and the current use thereof are in compliance with, and FBT has not received notice and has no knowledge that any governmental authority or any employee or agent thereof considers the Walnut Creek Branch to violate or to have violated, fire, zoning, health, safety, building, hazardous waste or environmental code or other ordinance, law or regulation or order of any government or any agency, body or subdivision thereof, or any private covenants, restrictions or easements.

                      G. Insurance. All of the properties and assets of FBT at the Walnut Creek Branch are covered by effective insurance in amounts at least equal to their fair market value and against such losses and risks as are generally insured against by comparable businesses. All of such insurance policies and bonds are valid and enforceable and in full force and effect and FBT has not received any notice of premium increases or cancellations with respect to any of such policies and bonds.
                      H.       [Reserved]

                      I.       [Reserved]

                      J. Deposits. The deposit records of FBT accurately reflect the Walnut Creek Deposits and are and shall be sufficient to enable FCB to conduct a banking business with respect to the Walnut Creek Branch under the same standards as FBT has heretofore conducted such business. Since June 30, 1997, FBT has not transferred any of the Walnut Creek Deposits held by FBT at the Walnut Creek Branch to any of FBT's other branches, or to any branch of any affiliate of FBT, except at the express unsolicited request of the depositor in the ordinary course of business.

                      K. Environmental Matters. To the knowledge of FBT, the Walnut Creek Real Property and Improvements is in material compliance with all applicable federal, state and local laws, rules, regulations, ordinances and requirements relating to the environment (the Environmental Laws ). There are no actions, suits or proceedings, or demands, claims, notices or investigations (including, without limitation, notices, demand letters or requests for information from any environmental agency) instituted or pending, or, to FBT's actual knowledge, threatened, alleging violation of any Environmental Laws relating to the Walnut Creek Real Property and Improvements.

                      L. Consents. Except as set forth on Schedule 5.2.L hereto, no filing with or notification, consent, approval or authorization of any governmental or non-governmental entity, is required for the execution, delivery and performance by FBT of this Agreement and the transactions contemplated hereby, other than the approvals of the Federal Deposit Insurance Corporation and the California Department of Financial Institutions.

                      M.       [Reserved]

                      N.       [Reserved]

                      O. Full Disclosure.  No  representation or warranty of FBT contained in this Agreement (including any Schedule hereto) and no statement of FBT contained in this Agreement (including any Schedule hereto) or in any instrument furnished or to be furnished to FCB hereunder contains or will contain any untrue statement of a material fact or omits or will omit to state any material fact necessary to make the statements contained herein or therein not misleading. To the extent that any representation, warranty or statement of FBT contained in this Agreement (including any Schedule hereto) is or becomes materially inaccurate or misleading at any time from the date hereof through Closing, FBT shall promptly notify FCB of such fact, fully disclose the nature of the inaccuracy or misleading nature and, as appropriate under the circumstances, deliver to FCB an amended Substitute Schedule appropriately dated.

                                    ARTICLE 6
                              Conditions Precedent

     6.1 Conditions to Obligation of FCB. The obligation of FCB to consummate the transactions contemplated by this Agreement is subject to the satisfaction of the following conditions precedent on or before the Closing Date, any of which may be waived by FCB:

                      A. The  representations and warranties of FBT set forth in
         Section 5.2 of this Agreement shall be true and correct in all material respects as of the date of this Agreement and as of the Closing Date as if made on the Closing Date (except with respect to representations and warranties that are, by their nature, made only as of a specific date), and FBT shall have furnished to FCB a certificate executed by an executive officer of FBT to that effect;

                      B. FBT shall have performed and observed its obligations and covenants as set forth in this Agreement in all material respects prior to or at the Closing Date and shall have delivered to FCB a certificate executed by an executive officer of FBT to that effect;

                      C. Receipt of all permits, consents, approvals and authorizations from federal and state governmental authorities and regulatory agencies necessary to effect the transactions contemplated hereby and the operation of the Walnut Creek Branch by FCB (including the expiration of all applicable waiting periods), on terms and conditions reasonable to FCB;

                      D.       [Reserved]

                      E. FCB shall have received (at its sole cost and expense) with respect to the Walnut Creek Real Property and Improvements the consent of the landlord of the Walnut Creek Real Property to the substitution of FBT as lessee;

                      F. There shall not be threatened, instituted or pending any action or proceeding before any domestic or foreign court or governmental agency or other regulatory or administrative agency or commission, or by any other person (i) challenging the transactions contemplated by this Agreement or the terms thereof or (ii) seeking to prohibit the transactions contemplated by this Agreement, which, in the opinion of FCB's counsel, has a reasonable probability of success;

                      G. There shall have been no material adverse change in the ability to conduct banking operations at the Walnut Creek Branch; and

                      H. The transactions contemplated in the Merger Agreement shall have been completed or will be completed simultaneously with the transactions contemplated in this Agreement.

     6.2 Conditions to Obligation of FBT. The obligation of FBT to consummate the transactions contemplated by this Agreement is subject to the satisfaction of the following conditions precedent on or before the Closing Date, any of which may be waived by FBT:

                      A. The  representations and warranties of FCB set forth in
         Section 5.1 of this Agreement shall be true and correct in all material respects as of the date of this Agreement and as of the Closing Date as if made on the Closing Date (except with respect to representations and warranties that are, by their nature, made only as of a specific date), and FCB shall have furnished to FBT a certificate executed by an executive officer of FCB to that effect;

                      B. FCB shall have performed and observed its obligations and covenants as set forth in this Agreement in all material respects prior to or at the Closing Date and shall have delivered to FBT a certificate executed by an executive officer of FCB to that effect;

                      C. Receipt of all permits, consents, approvals and authorizations from federal and state governmental authorities and regulatory agencies necessary to effect the transactions contemplated hereby and the operation of the Campbell Branch by FBT (including the expiration of all applicable waiting periods), on terms and conditions reasonably satisfactory to FBT;

                      D.       [Reserved]

                      E. FBT shall have received (at its sole cost and expense) with respect to the Campbell Real Property and Improvements the consent of the landlord of the Campbell Real Property to the substitution of FCB as lessee;

                      F. There shall not be threatened, instituted or pending any action or proceeding before any domestic or foreign court or governmental agency or other regulatory or administrative agency or commission, or by any other person (i) challenging the transactions contemplated by this Agreement or the terms thereof or (ii) seeking to prohibit the transactions contemplated by this Agreement, which, in the opinion of FBT's counsel, has a reasonable probability of success;

                      G. There shall have been no material adverse change in the ability to conduct banking operations at the Campbell Branch; and

                      H. The transactions contemplated in the Merger Agreement shall have been completed or will be completed simultaneously with the transactions contemplated in this Agreement.

                                    ARTICLE 7
                            Survival; Indemnification

     7.1 Survival. The representations and warranties made by the parties to this Agreement, and their respective obligations to be performed under the terms hereof at, prior to or after the Closing shall survive the Closing.

     7.2 Indemnity of FBT. FCB will indemnify, defend, and hold harmless FBT against and in respect of any and all claims, demands, losses, costs, expenses, obligations, liabilities, damages, recoveries and deficiencies, including interest, penalties and reasonable attorneys' fees, that FBT incurs or suffers, which arise, result from or relate to (i) any breach of, or failure by FCB to perform, any of the representations, warranties, covenants or agreements in this Agreement or in any Schedule, certificate or other instrument furnished by FCB pursuant to this Agreement; (ii) the operation of the Campbell Branch prior to the Closing; (iii) the operation of the Walnut Creek Branch after Closing; (iv) ownership of the Campbell Branch after Closing; and (v) any liability of FCB, whether or not relating to the Campbell Branch, that is not expressly assumed by FBT under this Agreement. The right of indemnity of FBT as set forth in this Section shall be in addition to all other rights or remedies which FBT may have against FCB at law or in equity.

     7.3 Indemnity of FCB7.3Indemnity of FCB. FBT will indemnify, defend, and hold harmless FCB against and in respect of any and all claims, demands, losses, costs, expenses, obligations, liabilities, damages, recoveries and deficiencies, including interest, penalties and reasonable attorneys' fees, that FCB incurs or suffers, which arise, result from or relate to (i) any breach of, or failure by FBT to perform, any of the representations, warranties, covenants or agreements in this Agreement or in any Schedule, certificate or other instrument furnished by FBT pursuant to this Agreement; (ii) the operation of the Walnut Creek Branch prior to Closing, (iii) the operation of the Campbell Branch after the Closing; and (iv) the ownership of the Walnut Creek Branch after Closing; and (v) any liability of FBT, whether or not relating to the Walnut Creek branch, that is not expressly assumed by FCB under this Agreement. The right of indemnity of FCB as set forth in this Section shall be in addition to all other rights or remedies which FCB may have against FBT at law or in equity.

                                    ARTICLE 8
                                   Termination

     8.1 Termination. This Agreement may be terminated by the mutual agreement of the Banks. Either Bank may, in addition to other remedies which may be available, upon prior written notice, terminate this Agreement if the other Bank materially breaches any representation or warranty or materially breaches any covenant in this Agreement or upon the failure and nonwaiver of any condition precedent set out in Article 6 hereof unless, in the case of a material breach of a covenant or failure of a condition, within 30 days after written notice from non-breaching Bank, the breaching Bank shall have cured such breach or failure. Unless the Closing Date shall have occurred on or before, (Date) either Bank may terminate this Agreement and this Agreement shall be of no further force or effect.

     8.2 Declaration. Any declaration of termination under this Article 8 by either Bank shall be pursuant to resolution of such Bank's Board of Directors or by executive officers thereof duly authorized by such Board of Directors to make such a declaration, shall be made by written notice given to the other Bank setting forth the grounds for the termination, including, if applicable, the alleged material misrepresentation, breach or failure; and, unless, in the case of a material breach of a covenant or a failure of a condition, such material breach or failure is timely cured, such notice shall have the effect of terminating this Agreement effective upon the delivery of such written notice or the expiration of any applicable cure period (with an appropriate cure of such breach or failure), whichever is later, whereupon the same shall have no further effect. Notwithstanding the foregoing, no termination of this Agreement shall affect the covenants set forth in Section 11.6 relating to expenses, which shall survive any such termination, and except as otherwise expressly provided herein, no termination of this Agreement on the grounds of a material misrepresentation or uncured material breach of any covenant contained herein shall relieve the breaching Bank from any liability for such uncured material misrepresentation or uncured material breach of any covenant or agreement contained herein giving rise to such termination.

                                    ARTICLE 9
                                Non-solicitation

     9.1      Covenant Against Solicitation.

     (a) Campbell. FCB covenants and agrees that, for a period of 2 years after the Closing Date, FCB will not solicit deposits, loans or any other services or products from or to persons who were customers or depositors at the Campbell Branch on the date hereof or on the Closing Date, except (i) as may occur in connection with advertising or solicitations directed to the public generally,
(ii) as may occur as a result of any existing deposit or lending relationships domiciled at any of FCB's banking offices other than the Campbell Branch, or
(iii) in connection with the modification or renewal of any Campbell Loan. In the event that any provision hereof relating to the time period or the scope of restriction or related aspects thereto shall be declared by a court of competent jurisdiction to exceed the maximum restrictiveness such court deems reasonable and enforceable, the time period or scope of restriction or related aspects deemed reasonable and enforceable by the court shall become and thereafter be the maximum restriction in such regard, and the restriction shall remain enforceable to the fullest extent deemed reasonable by such court.

     (b) Walnut Creek. FBT covenants and agrees that, for a period of 2 years after the Closing Date, FBT will not solicit deposits, loans or any other services or products from or to persons who were customers or depositors at the Walnut Creek Branch on the date hereof or on the Closing Date, except (i) as may occur in connection with advertising or solicitations directed to the public generally, (ii) as may occur as a result of any existing deposit or lending relationships domiciled at any of FBT's banking offices other than the Walnut Creek Branch, or (iii) in connection with the modification or renewal of any Walnut Creek Loan. In the event that any provision hereof relating to the time period or the scope of restriction or related aspects thereto shall be declared by a court of competent jurisdiction to exceed the maximum restrictiveness such court deems reasonable and enforceable, the time period or scope of restriction or related aspects deemed reasonable and enforceable by the court shall become and thereafter be the maximum restriction in such regard, and the restriction shall remain enforceable to the fullest extent deemed reasonable by such court.

     9.2 Remedies for Breach. Each of the Banks agrees that there is no adequate remedy at law for a breach of the provisions of Section 9.1. In the event of a breach or threatened breach of any of the covenants in Section 9.1, the non-breaching Bank shall have the right to seek monetary damages for any breach and such other equitable relief as the court may grant including, but not limited to, specific performance by means of a restraining order or injunction to prevent or restrain any such breach.

                                   ARTICLE 10
                                Other Agreements

     10.1 Returned Items. If either Bank is charged for any Returned Item (defined below) with respect to the Branch being transferred to such Bank pursuant to this Agreement, such Bank will use its best efforts to obtain reimbursement from the account to which, or from the party to whom, the Returned Item was credited. If there are sufficient funds in the account to which such Returned Item was credited or, to the extent authorized or permitted by law, any other accounts on deposit at the such Branch or at any other branch office of such Bank standing in the name of the party liable for such item, such Bank will debit any or all of such accounts an amount equal in the aggregate to the Returned Item plus a $15.00 processing fee for each Returned Item. If those accounts do not contain funds sufficient to reimburse such Bank fully, the other Bank will, upon notice from the first Bank, immediately repay to the first Bank the amount of the Returned Item and the first Bank will assign the Returned Item to the other Bank for collection. Returned Item as used in this Section 10.1 shall mean any item that was credited for deposit to or cashed against an account at a Branch prior to the Closing and returned unpaid within twelve (12) months after the Closing.

     10.2 ACH Deposits. Each Bank will use its best efforts to have all direct arrangements transferred to it from the other Bank within 180 days after the Closing Date. Each Bank will provide to the other Bank no later than 30 days prior to Closing a list of its ACH entries for electronic transfer accounts domiciled at the Branch being transferred by such Bank pursuant to this Agreement, together with all supporting documentation. After the Closing, each Bank will on a daily basis remit and transfer to the other Bank all ACH entries and corresponding direct deposits intended for accounts to be transferred pursuant to this Agreement.

     10.3 Backup Withholding. Any amounts required by any governmental agencies to be withheld from any of the Deposits (the Withholding Obligations) shall be handled as follows:

                      A. With respect to each Branch, any Withholding Obligations required to be remitted to the appropriate governmental agency prior to the Closing Date will be withheld and remitted by the Bank transferring such Branch pursuant to this Agreement.

                      B. With respect to each Branch, any Withholding Obligations required to be remitted to the appropriate governmental agency on or after the Closing Date will be remitted by the Bank to which such Branch is being transferred pursuant to this Agreement. At the Closing, each Bank will remit to the other Bank all sums withheld by the first Bank pursuant to Withholding Obligations which funds are or may be required to be remitted to governmental agencies on or after the Closing Date. These sums will be netted against the Payment Amount.

     10.4 Interest Reporting10.4Interest Reporting. Each Bank shall report for the period beginning January 1, 1997, through the Transfer Date all interest credited to, interest withheld from and early withdrawal penalties charged to the Deposits with respect to the Branch being transferred by such Bank pursuant to this Agreement, and after such period all such matters shall be reported by the other Bank. Said reports shall be made to the holders of these accounts and to the applicable federal and state regulatory agencies.

     10.5 Notices to Depositors. Each Bank shall promptly provide to the other Bank a customer list of all depositors related to the Deposits to be assumed pursuant to this Agreement, together with one (1) set of mailing labels, as of month-end prior to the Closing Date. On the Closing Date, each Bank shall provide a final customer list on the transferred Deposits. At least 14 days before the Closing (or on such earlier or later date as may be required by law), each Bank shall mail notice (the Notice ) to the holders of the Deposits to be assumed pursuant to this Agreement that, subject to the closing requirements, the other Bank will be assuming the liability of the Deposits. The Notice will be based on the list and labels referred to above and a log maintained at the Branches for the new accounts opened since the date of said list. Each Bank shall provide the other Bank with a copy of said log up to the date of the Bank's mailing. After each Bank has mailed the Notice, the other Bank shall send Notice to the same holders setting out the details of its administration of the assumed accounts and may communicate with and mail information, brochures, bulletins, press releases and other communications to depositors of the Branches concerning the business and operations of the other Bank. Each Bank shall obtain the approval of the other Bank on the proposed contents of its Notice and any other communications to depositors of the Branches regarding the transactions contemplated hereby. Notice may be made jointly if (i) it is permitted by applicable statutes and regulations and (ii) the Banks can agree to the content thereof.

                                   ARTICLE 11
                               General Provisions

     11.1 Press Releases. The Banks agree that any press release or other public announcement by either Bank pertaining to the transactions contemplated hereby shall be coordinated with the other Bank hereto; provided, however, that nothing contained herein shall prohibit either Bank from making any disclosure which its counsel deems necessary by law.

     11.2 Law and Section Headings. This Agreement shall be construed and interpreted in accordance with the internal laws of the State of California, without reference to conflict of laws principals. Article and Section headings are used in this Agreement for convenience only and are to be ignored in the construction of the terms of this Agreement.

     11.3 Modifications. No modification, extension, renewal, rescission, termination or waiver of any of the provisions contained herein or any future representation, promise or condition in connection with the subject matter hereof, shall be binding upon any of the parties unless made in writing and duly executed by both Banks and authorized by resolution of their respective Boards of Directors or their respective officers authorized by their respective Boards of Directors.

     11.4 Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of the remaining provisions.

     11.5 Notices. All notices hereunder shall be in writing and shall be deemed to have been given or made if delivered in person or mailed, first class, registered or certified mail, postage prepaid, return receipt requested, or otherwise actually delivered, addressed as follows, until notice of another address or additional addresses has been received by the other parties:

              If to FCB, to:

                      Mr. James E. Culleton, President
                      First Commercial Bank
                      865 Howe Avenue, Suite 310
                      Sacramento, California  95825

              With copies to:

                      Mr. Donald W. Williams
                      c/o First Banks, Inc.
                      135 N. Meramec
                      St. Louis, Missouri  63105

                      Mr. Larry K. Harris
                      Suelthaus & Walsh, P.C.
                      7733 Forsyth Blvd., 12th Floor
                      St. Louis, Missouri 63105

                      Charles A. Crocco, Jr.
                      c/o Crocco & DeMaio, P.C.
                      241 East 49th Street
                      New York, New York  10017-1547

                      Edward T. Story, Jr.
                      c/o SOCO International, Inc.
                      1221 Lamar, Suite 1200
                      Houston, Texas  77010

                               and

                      John S. Daniels, Esq.
                      8117 Preston Road, Suite 800
                      Dallas, Texas  75225

              If to FBT, to:

                      Fred Jensen, President
                      First Bank & Trust
                      16531 Bolsa Chica
                      Huntington Beach, California 92649

              With a copy to:

                      Mr. Allen H. Blake
                      c/o First Banks, Inc.
                      11901 Olive Street Road
                      St. Louis, Missouri  63141

     Copies to attorneys shall not constitute the giving of notice.

     11.6 Expenses; Risk of Loss. Each Bank will pay its own fees and expenses incurred in connection with the transactions contemplated by this Agreement. Until Closing, the risk of loss to the Assets shall remain with Bank contemplating transferring such Assets pursuant to this Agreement.

     11.7 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original, but such counterparts shall together constitute one and the same instrument.

     11.8 Time of Essence; Best Efforts. Time is of the essence to the performance of the obligations set forth in this Agreement. Each Bank agrees to use its best efforts to consummate the transactions contemplated hereby as soon as practicable and in connection therewith to obtain the satisfaction of the conditions to their respective obligations specified herein, and to advise the other party hereto in writing, as to any unusual delays or impediments in obtaining same. Notwithstanding the foregoing, the Banks acknowledge that the transactions contemplated herein are subject to a specific condition precedent that the transactions contemplated in the Merger Agreement take place prior to or simultaneously with the transactions contemplated herein.

     11.9 Closing. At the Closing, each Bank shall execute and deliver all documents required by this Agreement, and such further documents as the other Bank shall reasonably request in order to satisfy the fulfillment of each Bank's agreements and undertakings hereunder.

     11.10 Parties in Interest; Assignment; Third Party Rights. All covenants and agreements contained in this Agreement by or on behalf of each Bank shall bind and inure to the benefit of its respective successors and permitted assigns. Neither Bank may, however, assign its rights hereunder or delegate its obligations hereunder to any other person or entity without the express prior written consent of the other Bank, provided, however, that the survivor of the contemplated merger of FCB and Sunrise Bank shall be deemed the successor in interest to, and obligated hereunder to the same extent as, FCB. It is the intention of the Banks that nothing in this Agreement shall be deemed to create any right with respect to any person or entity not a party to this Agreement, except as expressly set forth herein.

     11.11 Entire Agreement; Waiver. This Agreement, including the Schedules hereto (which constitute integral parts of the Agreement), constitutes and contains the entire agreement of FCB and FBT with respect to the subject matter hereof and supersedes any prior agreement between the Banks, whether written or oral. The waiver of a breach of any term or condition of this Agreement must be in writing signed by the Bank sought to be charged with such waiver and such waiver shall not be deemed to constitute the waiver of any other breach of the same or of any other term or condition of this Agreement.

     IN WITNESS WHEREOF, the Banks have caused this Agreement to be executed by their duly authorized officers as of the 3rd day of October, 1997.


     FCB:               FIRST COMMERCIAL BANK


                        By:/s/Allen H. Blake
                        --------------------

                        Title:Executive Vice President


     FBT:               FIRST BANK & TRUST


                        By:/s/ Donald W. Williams
                        -------------------------

                        Title:Chairman

                                                                   Exhibit 11

                         FIRST COMMERCIAL BANCORP, INC.
                    Calculation of Earnings (Loss) per Share





                                                   For the three months ended           For the nine months ended
                                                        September 30,                         September 30,
                                                        -------------                         -------------
                                                     1997                  1996             1997             1996
                                                     ----                  ----             ----             ----

Average common shares outstanding                  845,779               846,127          845,779           702,304
                                               ===========             =========        =========           =======

Primary earnings (loss) per share:

Net income (loss)                              $   215,406               270,931          785,011         (874,292)

Primary earnings (loss) per share              $       .25                   .32              .93            (1.74)
                                               -----------             ---------        ---------          -------

Fully diluted earnings (loss) per share:

12% convertible debentures                     $ 6,500,000             6,500,000        6,500,000         6,500,000
Accrued interest payable at beginning
   of year                                         830,667                37,667          830,667            37,667
Conversion price per share of
   common stock                                $     12.50                 12.50            12.50             12.50

Common stock issuable upon conversion
   12% convertible debentures and
   related accrued interest payable                586,453               523,013          586,453           523,013
Average shares of common stock
   outstanding                                     845,779               846,127          845,779           702,304
                                               -----------             ---------        ---------         ---------
                                                 1,432,232             1,369,140        1,432,232         1,225,317
                                               ===========             =========        =========         =========

Net income (loss)                              $   215,406               270,931          785,011         (874,292)
Interest expense on 12% convertible
   debentures, including amortization
   of debt issuance costs                          217,708               217,708          646,624           648,791
Provision for related income taxes                 (76,198)              (76,198)        (226,318)         (227,077)
   Fully-diluted net income (loss)             $   356,916               412,441        1,205,317          (452,578)
                                               -----------             ---------        ---------          --------
                                               ===========             =========        =========          ========

Fully-diluted earnings (loss) per share        $       .25                   .30              .84               (#)
                                               ===========              ========        =========           ======

(#) Conversion of 12% convertible debentures and related accrued interest payable would be anti-dilutive for the nine month period ended September 30, 1996.