Form 10-K405/A
period 1996-12-31
FIRST COMMERCIAL BANCORP INC
filed 1997-12-11
CIK 315547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
        (Mark One)               FORM 10-K/A

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

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

                        Common Stock, Par Value of $12.50

                                (Title of class)
                                ----------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the Common Stock on the NASDAQ Small Cap Market System on March 14, 1997, was $3,176,345. For purposes of this computation, officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the Registrant.

         At March 18, 1996 there were 845,779 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 (Annual Report) are incorporated by reference into Parts I and II.

         Registrant files this report on Form 10-K/A solely for the purpose of correcting an error in the date of the report of registrant's predecessor auditor, the correct date, as reflected in Item 8 and in the printed version of Registrant's Form 10-K which has been distributed by Registrant, is March 29, 1995. There are no other changes made in Item 8.

Item 8.  Financial Statements and Supplementary Data
     The following consolidated financial statements, included in the Annual Report, are incorporated herein by this reference.
                                                                  Annual Report
                             Statement                              Reference
                             ---------                              ---------


        Independent Auditors' Report                                     17
        Consolidated Balance Sheets -December 31, 1996 and 1995          18
        Consolidated Statements of Income -Years Ended December 31,
            1996, 1995 and 1994                                          19
        Consolidated Statements of Changes in Stockholders'
            Equity - Years Ended December 31, 1996, 1995 and 1994        20
        Consolidated Statements of Cash Flows - Years Ended
             December 31, 1965, 1995 and 1994                            21
        Notes to Consolidated Financial Statements                       22


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

March 29, 1995

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


December 11, 1997                           FIRST COMMERCIAL BANCORP, INC.

                                            By:/s/Donald W. Williams
                                            ------------------------
                                                  Donald W. Williams
                                                  Chairman of the Board
                                                    of Directors, President and
                                                    Chief Executive Officer